Form 10-Q
period 1995-04-30
BOSTON TECHNOLOGY INC
filed 1995-06-14
CIK 771470

						BOSTON TECHNOLOGY, INC.
						100 Quannapowitt Parkway
						Wakefield, MA  01880

June 14, 1995                                   VIA EDGAR


Securities and Exchange Commission
Division of Corporation Finance
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re: Boston Technology, Inc.
    Commission File No. 0-17384
    Form 10-Q

Dear Sir/Madam:

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), enclosed for filing in EDGAR electronic format is a copy of the Form 10-Q and required Exhibits for the three months ended April 30, 1995.

If you have any questions or comments regarding the enclosed material, please contact the undersigned.

					Very truly yours,

					/s/ Carol B. Langer
					________________________________
					Carol B. Langer, Secretary

  ==========================================================================

				SECURITIES AND EXCHANGE COMMISSION
				     WASHINGTON, D.C. 20549

					   Form 10-Q
					_______________
     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

			      For the quarter ended April 30, 1995

					      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

			    For the transition period from       to

				  Commission File No. 0-17384

				    Boston Technology, Inc.

		  (Exact name of registrant as specified in its charter)

		    Delaware                                            04-3073385
	   (State or other jurisdiction of                     (I.R.S Employer
	   incorporation or organization)                    Identification Number)


	       100 Quannapowitt Parkway
	       Wakefield, Massachusetts                                01880
	   (Address of principal executive offices)                  (Zip code)


	 Registrant's telephone number, including area code:  (617) 246-9000
				   ___________________________

	    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

	Yes X   No   .
	   ___    ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

								   Shares Outstanding
	Class of Securities                                       (as of June 8, 1995)
	___________________                                       ____________________

	Common Stock, $.001 par value per share                        25,037,832


	Total Number of Pages:    12
	The Exhibit Index is located on page:  10

   ==========================================================================

					  INDEX

				   BOSTON TECHNOLOGY, INC.


PART I. FINANCIAL INFORMATION                                  Page No.

Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets:
	As of April 30, 1995 (Unaudited) and January 31, 1995........... 3

	Unaudited Consolidated Statements of Income:
	For the three months ended
	April 30, 1995 and 1994......................................... 4

	Unaudited Consolidated Statements of Cash Flows:
	For the three months ended
	April 30, 1995 and 1994......................................... 5

	Notes to Consolidated Financial Statements...................... 6

Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations................... 7


PART II.OTHER INFORMATION

Item 1. Legal Proceedings........................................ 8

Item 2. Changes in Securities.................................... 8

Item 3. Defaults upon Senior Securities.......................... 8

Item 4. Submission of Matters to a Vote of Security Holders...... 8

Item 5. Other Information........................................ 8

Item 6. Exhibits and Reports on Form 8-K......................... 8

Signatures....................................................... 9

Exhibit Index................................................... 10

                                            PART I

                            				    BOSTON TECHNOLOGY, INC.
                               				CONSOLIDATED BALANCE SHEETS


                                                        								    April 30, 1995   January 31, 1995
                                                        								    ______________   ________________
				     ASSETS                                                       (UNAUDITED)
Current assets:
 Cash and cash equivalents                                            $ 16,511,000   $ 19,715,000
 Short-term investments                                                  4,530,000      6,057,000
 Accounts receivable, less allowances of $1,094,000 and $799,000        43,929,000     30,476,000
 Net investment in sales type leases                                     1,504,000      1,234,000
 Inventories                                                             7,157,000      8,298,000
 Prepaid expenses and other current assets                               1,477,000      1,047,000
                                                               									__________     __________
   Total current assets                                                 75,108,000     66,827,000

Net investment in sales type leases                                      2,314,000      3,118,000
Property and equipment, net                                              8,137,000      7,474,000
Other assets                                                             2,914,000      2,870,000
                                                               									__________     __________
      TOTAL ASSETS                                                    $ 88,473,000   $ 80,289,000
                                                               									==========     ==========
		      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                          22,000        542,000
 Accounts payable                                                        6,191,000      4,880,000
 Accrued expenses                                                       11,460,000     10,229,000
 Income taxes payable                                                    2,196,000        669,000
 Deferred customer funding                                               4,546,000      4,267,000
 Deferred revenues                                                       1,981,000      1,741,000
                                                               									__________     __________
   Total current liabilities                                            26,396,000     22,328,000

Long-term debt and other long-term liabilities                           1,184,000      1,169,000

Stockholders' equity:
 Common stock, $.001 par value, 35,000,000 shares authorized;
  24,896,483 and 24,759,302 shares issued and outstanding                   25,000         25,000
 Additional paid-in capital                                             35,944,000     35,094,000
 Retained earnings                                                      24,967,000     21,689,000
 Cumulative translation adjustment                                         (43,000)       (16,000)
                                                               									__________     __________
   Total stockholders' equity                                           60,893,000     56,792,000
                                                               									__________     __________
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 88,473,000   $ 80,289,000
                                                               									==========     ==========



The accompanying notes are an integral part of the consolidated financial statements.


                            				BOSTON TECHNOLOGY, INC.
			                         CONSOLIDATED STATEMENTS OF INCOME
                            				     (UNAUDITED)

                                  					     For the three months ended April 30,
                                  					     ___________________________________
                                         		 				     1995          1994
                                           					  ___________   ___________

Revenues                                         $ 26,021,000  $ 18,286,000

Cost and expenses:
 Cost of revenues                                   9,474,000     6,180,000
 Research and development                           3,941,000     2,871,000
 Marketing, general and adminstrative               8,037,000     6,160,000
                                          						   __________    __________
                                          						   21,452,000    15,211,000


Income from operations                              4,569,000     3,075,000

Interest income                                       517,000       232,000
Interest expense                                      (42,000)      (70,000)
                                          						    _________     _________
Income before provision for
 income taxes                                       5,044,000     3,237,000


Provision for income taxes                          1,766,000       971,000
                                          						    _________     _________
Net income                                       $  3,278,000  $  2,266,000
                                          						    =========     =========



Net income per share                             $        .13   $       .09
                                          						    =========     =========


Weighted average number of common and
 common equivalent shares outstanding              26,178,000    25,778,000




The accompanying notes are an integral part of the consolidated financial statements.

                               BOSTON TECHNOLOGY, INC.
		                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            				    (UNAUDITED)
                               					      For the three months ended April 30,
                               					      ___________________________________

                                           						      1995           1994
                                           						   ___________    ___________
Cash flows from (used by) operating activities:
 Net Income                                       $  3,278,000   $  2,266,000
 Reconciliation to cash flows from (used by)
   operating activities:
   Depreciation and amortization                     1,031,000        870,000
   Rent expense                                        (49,000)       (49,000)
   Other                                                  -            71,000
 Changes in operating assets and liabilities:
   Accounts receivable                             (13,453,000)    (8,544,000)
   Net investment in sales type leases                 534,000         69,000
   Inventories                                       1,141,000       (115,000)
   Prepaid expenses and other current assets          (430,000)       (85,000)
   Accounts payable                                  1,311,000        549,000
   Accrued expenses                                  1,231,000        557,000
   Deferred revenues                                   240,000        238,000
   Customer funding                                    279,000       (516,000)
   Other long-term liabilities                          64,000           -
   Income taxes                                      1,676,000     (1,243,000)
                                          						    __________     __________
   Cash flows from (used by) operating activities:  (3,147,000)    (5,932,000)
Cash flows from (used by) investing activities:
 Purchase of investments                            (2,283,000)    (3,384,000)
 Redemption of investments                           3,810,000      2,213,000
 Purchase of property and equipment, net            (1,594,000)    (1,338,000)
 Purchase of license agreements and other assets      (144,000)         -
                                          						    __________     __________
Cash flows (used by) investing activities             (211,000)    (2,509,000)

Cash flows from (used by) financing activities:
 Principal payments under financing obligations       (520,000)       (48,000)
 Proceeds from exercise of common stock options        405,000        391,000
 Proceeds from employee stock purchase plan            296,000        183,000
                                          						    __________     __________
Cash flows from financing activities                   181,000        526,000
Effect of exchange rate changes on cash                (27,000)          -
                                          						    __________     __________
Net decrease in cash and cash equivalents           (3,204,000)    (7,915,000)

Cash and cash equivalents at beginning of period    19,715,000     28,043,000
                                          						    __________     __________
Cash and cash equivalents at end of period        $ 16,511,000   $ 20,128,000
                                          						    ==========     ==========

Supplemental disclosure of cash flow information:

Tax benefit of disqualifying dispositions of
 incentive stock options                          $    149,000   $    135,000

The accompanying notes are an integral part of the consolidated financial statements.

                          				Boston Technology, Inc.
             		     Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Tech-nology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accord-ingly, these consolidated financial statements do not include all of the in-formation and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated statements of income for the three months ended April 30, 1995 and 1994, the unaudited consolidated statements of cash flows for the three months ended April 30, 1995 and 1994, and the unaudited consolidated balance sheet at April 30, 1995 have been made.

It is suggested that the financial statements contained herein be read in con-junction with the consolidated financial statements and notes thereto included in the Company's audited Annual Report on Form 10-K for the year ended January 31, 1995. The results for interim periods are not necessarily indicative of the results for the full fiscal year.

2. CASH AND SHORT-TERM INVESTMENTS

In accordance with the terms of a patent license agreement, as of April 30, 1995 the Company has restricted cash of $500,000 which is included in short-term investments.

3. INVENTORIES

Inventories consist of:
                           				 April 30, 1995    January 31, 1995
                           				 ______________    ________________
                           				   (Unaudited)

Materials and purchased parts      $ 2,775,000      $ 3,285,000
Work in process                      4,225,000        4,349,000
Finished goods                         157,000          664,000
                            				     _________        _________
Total                              $ 7,157,000      $ 8,298,000
                            				     =========        =========

4. COMMITMENTS AND CONTINGENCIES

During fiscal 1995, the Company received $1,741,000 from the sale of sales type lease receivables, and at April 30, 1995, was contingently liable for $1,506,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Material Changes in Financial Condition

Aggregate cash, cash equivalents and short-term investments decreased by $4,731,000 to $21,041,000 at April 30, 1995 as compared to $25,772,000 at
January 31, 1995. The decrease in cash, cash equivalents and short-term investments is due primarily to a $13,453,000 increase in accounts receivable to $43,929,000 at April 30, 1995. The increase in accounts receivable has four major components. The first component is approximately $6,347,000 of first quarter sales to a North American customer on extended payment terms.
The second component is amounts due from international contracts for custom modifications and enhancement activities, which increased $777,000 over year end to $8,566,000 as of April 30, 1995. The Company expects payment to occur within the next two quarters. The third component is international receivables from first quarter sales of $14,711,000 offset by the collection of $5,561,000 on amounts outstanding from international customers as of January 31, 1995. Sixty percent of the first quarter of fiscal 1996's international sales have been collected in the second quarter to date. The fourth component is $2,821,000 of collections from North American customers in excess of current quarter billings.

Net investments in sales type leases decreased $534,000 from $4,352,000 at Jan-uary 31, 1995 to $3,818,000 at April 30, 1995. The decrease is primarily due to $350,000 of scheduled customer payments during the quarter.

Inventories decreased $1,141,000 to $7,157,000 at April 30, 1995. The decrease is primarily a result of several end-of-quarter shipments where the material content of the items shipped was higher than in the previous quarter, result-ing in a larger reduction to inventory.

Prepaid expenses and other current assets increased by $430,000 to $1,477,000 at April 30, 1995 due primarily to an increase in prepaid insurances.

Accounts payable and accrued expenses increased $2,542,000 to $17,651,000 at April 30, 1995 due primarily to increases in accrued distributor commissions and accounts payable, offset by a reduction in compensation-related accruals that were paid during this first quarter.

The Company anticipates that its cash, cash equivalents and investments, along with cash generated from operations and existing credit facilities, will be sufficient to meet the Company's cash requirements, including the potential repurchase of up to one million shares of its common stock authorized by the Board of Directors in June 1994, through June 1995. As of April 30, 1995, none of the Company's common stock had been repurchased.

2. Material Changes in the Results of Operations

During the three months ended April 30, 1995, revenues were $26,021,000 compared to $18,286,000 for the first quarter of the prior fiscal year, an increase of $7,735,000, or 42%. For the three months ended April 30, 1995, North American revenues generated by sales to Regional Bell Operating Companies, a Competitive Access Provider and Independent Telephone Companies were approximately $11,310,000, a $124,000 reduction from the same period last fiscal year. Inter-national revenues for the quarter increased $7,859,000 to $14,711,000, or 115%, versus the first quarter of the prior fiscal year. The increase in internation-al sales reflects the Company's continued emphasis on worldwide expansion, par-ticularly in Japan and Southeast Asia. For the three months ended April 30, 1995, international sales comprised 57% of total revenues.

The Company's gross margin as a percentage of revenues was approximately 64% for the quarter ended April 30, 1995 as compared to approximately 66% for the cor-responding quarter in the prior fiscal year. The change in the gross margins was primarily due to a negative margin generated on a custom modification con-tract. Due to competitive pricing pressures, the Company expects gross margin as a percentage of revenues to continue to decline in future quarters.

Research and development expenses were $3,941,000 for the three months ended April 30, 1995 compared to $2,871,000 for the first quarter of the prior fiscal year. Excluding the effect of customer funding, absolute research and develop-ment spending in the first quarter of fiscal 1996 increased $685,000 over the first quarter of fiscal 1995 primarily due to an increase in headcount to sup-port ongoing development efforts. As a percentage of revenues, net research and development expenses decreased to 15% for the three months ended April 30, 1995, versus 16% for the first quarter of the prior fiscal year, due to incre-mental sales. The Company is involved in several research and development programs that are funded in whole or in part by its customers. Customer funding is recognized as a reduction to research and development expense as development activities occur. Customer funding for the three months ended April 30, 1995 and 1994 amounted to $1,494,000 and $1,879,000, respectively.

During the three months ended April 30, 1995, marketing, general and adminis-trative expenses were $8,037,000 as compared to $6,160,000 for the first quarter of the prior fiscal year. As a percentage of revenues, these expenses decreased from 34% at April 30, 1994 to 31% at April 30, 1995. Absolute spending in-creased due primarily to additional staffing in the worldwide customer service and sales organizations to support the Company's growth.

Interest income for the three months ended April 30, 1995 increased $285,000 to $517,000 versus the first quarter of the prior fiscal year due to higher invest-ment yields.

The effective tax rate for the three months ended April 30, 1995 and 1994, was 35% and 30%, respectively. This 5% increase is principally due to reductions for the utilization of tax credits and to additional state income taxes.

3. Future Operating Results

The Company's future operating results may vary from period to period. The Company has operated historically with minimal backlog; as a result, revenues in any quarter are dependent on orders booked, built, and shipped in that quarter. In addition, the Company has experienced a pattern of recording the majority of its quarterly revenues in the third month of the quarter. Mean-while, the Company's operating expenses are incurred ratably throughout each quarter and are relatively fixed in the short term. As a result, if projected revenues are not realized in the expected period, the Company's operating results for that period could be adversely affected.

						                              PART II.
ITEM 1. Legal Proceedings
	Not Applicable.

ITEM 2. Changes in Securities
	Not applicable.

ITEM 3. Defaults upon Senior Securities
	Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
	Not applicable.

ITEM 5. Other Information
	None.

ITEM 6. Exhibits and Reports on Form 8-K

		(a)     Exhibits
			The exhibits listed in the Exhibit Index filed as part of this report
			are filed as part of or included in this report.

		(b)     Reports on Form 8-K
			None.

                         				      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Regis-trant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         				BOSTON TECHNOLOGY, INC.


Date:   June 13, 1995              /s/ John C. W. Taylor
                     			       By: _________________________________________

				                               John C.W. Taylor, Ph.D.
                            				   President and Chief Executive Officer
                            				   (principal executive officer)


                            				   /s/ Carol B. Langer
                     			       By: _________________________________________

	                            			   Carol B. Langer
                            				   Vice President of Finance, Chief
                            				   Financial Officer, Treasurer and
                            				   Secretary (principal financial officer)

	                    			   BOSTON TECHNOLOGY. INC.
                          					EXHIBIT INDEX


Exhibit                                                                 Page
Number     Title of Document                                           Number
_______    ___________________________________________________         ______

  11       Statement re:  Weighted Shares used in Computation            11
     			   of Earnings per Share


  27       Financial Data Schedule                                       12

	 			                                                         						EXHIBIT 11

		                       		BOSTON TECHNOLOGY, INC.
          		Weighted Shares used in Computation of Earnings Per Share

                                                							  Three months ended April 30,
                                                							     1995              1994
                                                 							 __________        __________

 Common stock outstanding, beginning of year             24,759,000        24,217,000

 Weighted average common stock issued during
  the three months ended April 30,                           47,000            83,000

 Weighted average common stock equivalents                2,800,000         2,484,000

 Weighted average treasury shares acquired using
  the treasury stock method                              (1,428,000)       (1,006,000)
                                                 							 __________        __________
 Weighted average shares of common stock outstanding     26,178,000        25,778,000
                                                 							 ==========        ==========
