Form 10-Q
period 1995-07-31
BOSTON TECHNOLOGY INC
filed 1995-09-14
CIK 771470

                                          						BOSTON TECHNOLOGY, INC.
                                          						100 Quannapowitt Parkway
                                          						Wakefield, MA  01880

September 13, 1995                              VIA EDGAR


Securities and Exchange Commission
Division of Corporation Finance
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re: Boston Technology, Inc.
    Commission File No. 0-17384
    Form 10-Q

Dear Sir/Madam:

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), enclosed for filing in EDGAR electronic format is a copy of the Form 10-Q and required Exhibits for the quarter ended
July 31, 1995.

If you have any questions or comments regarding the enclosed material, please contact the undersigned.

					Very truly yours,

					/s/ Carol B. Langer
					________________________________
					Carol B. Langer, Secretary

   ============================================================================

                  				SECURITIES AND EXCHANGE COMMISSION
                   				     WASHINGTON, D.C. 20549

                         					   Form 10-Q
                          					_______________
     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	           		      For the quarter ended July 31, 1995

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

								   Shares Outstanding
	Class of Securities                                   (as of August 31, 1995)
	___________________                                   _______________________

	Common Stock, $.001 par value per share                        24,844,064

	Total Number of Pages:    29
	The Exhibit Index is located on page:  11

===============================================================================

                             					   INDEX


                    				   BOSTON TECHNOLOGY, INC.


PART I. FINANCIAL INFORMATION                                        Page No.

Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets:
	As of July 31, 1995 (Unaudited) and January 31, 1995............ 3

	Unaudited Consolidated Statements of Income:
	For the three and six months ended
	July 31, 1995 and 1994.......................................... 4

	Unaudited Consolidated Statements of Cash Flows:
	For the six months ended
	July 31, 1995 and 1994.......................................... 5

	Notes to Consolidated Financial Statements...................... 6

Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations................... 7


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings........................................ 9

Item 2. Changes in Securities.................................... 9

Item 3. Defaults upon Senior Securities.......................... 9

Item 4. Submission of Matters to a Vote of Security Holders...... 9

Item 5. Other Information........................................ 9

Item 6. Exhibits and Reports on Form 8-K......................... 9

Signatures....................................................... 10

Exhibit Index.................................................... 11


                         						   PART I

              					    BOSTON TECHNOLOGY, INC.
              					  CONSOLIDATED BALANCE SHEETS

                                                          								   July 31, 1995   January 31, 1995
                                                          								   ______________  ________________
                          				     ASSETS                             (UNAUDITED)
Current assets:
 Cash and cash equivalents                                            $ 28,871,000   $ 19,715,000
 Short-term investments                                                  2,889,000      6,057,000
 Accounts receivable, less allowances of $926,000 and $799,000          30,320,000     30,476,000
 Net investment in sales type leases                                     1,487,000      1,234,000
 Inventories                                                            10,481,000      8,298,000
 Prepaid Taxes                                                           1,913,000          --
 Prepaid expenses and other current assets                               1,452,000      1,047,000
                                                               									__________     __________
   Total current assets                                                 77,413,000     66,827,000

Net investment in sales type leases                                      2,159,000      3,118,000
Property and equipment, net                                              8,537,000      7,474,000
Other assets                                                             2,822,000      2,870,000
                                                               									__________     __________
      TOTAL ASSETS                                                    $ 90,931,000   $ 80,289,000
                                                               									==========     ==========
		      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                          11,000        542,000
 Accounts payable                                                        5,506,000      4,880,000
 Accrued expenses                                                       12,222,000     10,229,000
 Income taxes payable                                                       --            669,000
 Deferred customer funding                                               3,164,000      4,267,000
 Deferred revenues                                                       2,800,000      1,741,000
                                                               									__________     __________
   Total current liabilities                                            23,703,000     22,328,000

Long-term debt and other long-term liabilities                           1,143,000      1,169,000

Stockholders' equity:
 Common stock, $.001 par value, 60,000,000 shares authorized;
  25,308,964 and 24,759,302 shares issued and outstanding                   25,000         25,000
 Additional paid-in capital                                             38,145,000     35,094,000
 Retained earnings                                                      27,927,000     21,689,000
 Cumulative translation adjustment                                         (12,000)       (16,000)
                                                               									__________     __________
   Total stockholders' equity                                           66,085,000     56,792,000
                                                               									__________     __________
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 90,931,000   $ 80,289,000
                                                               									==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   					    BOSTON TECHNOLOGY, INC.
            				      CONSOLIDATED STATEMENTS OF INCOME
                         						 (UNAUDITED)

	                                  				       Three months ended July 31,      Six months ended July 31,
                                  					       ___________________________      _________________________
                                         					    1995          1994              1995          1994
                                          					___________   ___________       ___________   ___________

Revenues                                       $ 26,127,000  $ 21,782,000      $ 52,148,000  $ 40,068,000

Cost and expenses:
 Cost of revenues                                 8,147,000     6,800,000        17,621,000    12,980,000
 Research and development                         5,384,000     3,140,000         9,325,000     6,011,000
 Marketing, general and adminstrative             8,692,000     7,192,000        16,729,000    13,352,000
                                          						 __________    __________        __________    __________
                                          						 22,223,000    17,132,000        43,675,000    32,343,000


Income from operations                            3,904,000     4,650,000         8,473,000     7,725,000

Interest income                                     285,000       205,000           802,000       437,000
Interest expense                                    (27,000)      (25,000)          (69,000)      (95,000)
                                          						  _________     _________         _________     _________
Income before provision for
 income taxes                                     4,162,000     4,830,000         9,206,000     8,067,000


Provision for income taxes                        1,202,000     1,449,000         2,968,000     2,420,000
                                          						  _________     _________         _________     _________
Net income                                     $  2,960,000  $  3,381,000      $  6,238,000  $  5,647,000
                                          						  =========     =========         =========     =========



Net income per share                           $        .11   $       .13       $       .24   $       .22
                                          						  =========     =========         =========     =========


Weighted average number of common and
 common equivalent shares outstanding            26,445,000    25,623,000        26,270,000    25,685,000


The accompanying notes are an integral part of the consolidated financial statements.

                                  BOSTON TECHNOLOGY, INC.
                     			  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 					(UNAUDITED)

                                                							  Six months ended July 31,
                                                							  __________________________
                                                  							     1995           1994
                                                 							  ___________    ___________
Cash flows from (used by) operating activities:
 Net Income                                              $  6,238,000   $  5,647,000
 Reconciliation to cash flows from (used by)
   operating activities:
   Depreciation and amortization                            2,137,000      1,435,000
   Rent expense in excess of payments                         (98,000)       (78,000)
   Changes in operating assets and liabilities:
     Accounts receivable                                      156,000    (12,548,000)
     Net investment in sales type leases                      706,000      1,811,000
     Inventories                                           (2,183,000)       (86,000)
     Prepaid expenses and other current assets               (405,000)      (399,000)
     Accounts payable                                         626,000      1,589,000
     Accrued expenses                                       1,993,000      1,064,000
     Deferred revenues                                      1,059,000       (425,000)
     Customer funding                                      (1,103,000)    (3,168,000)
     Other long-term liabilities                               72,000        (99,000)
     Income taxes                                          (1,694,000)      (913,000)
                                                 							   __________     __________
   Cash flows from (used by) operating activities:          7,504,000     (5,998,000)

Cash flows from (used by) investing activities:
 Purchase of investments                                   (3,429,000)    (6,937,000)
 Redemption of investments                                  6,597,000      7,789,000
 Purchase of property and equipment, net                   (3,000,000)    (2,077,000)
 Purchase of license agreements and other assets              (80,000)         -
 (Increase) in other long-term assets                         (72,000)         -
                                                 							   __________     __________
Cash flows from (used by) investing activities                 16,000     (1,225,000)

Cash flows from (used by) financing activities:
 Principal payments under financing obligations              (531,000)       (99,000)
 Proceeds from exercise of common stock options             1,867,000        537,000
 Proceeds from employee stock purchase plan                   296,000        183,000
                                                 							   __________     __________
Cash flows from financing activities                        1,632,000        621,000
Effect of exchange rate changes on cash                         4,000          -
                                                 							   __________     __________
Net increase (decrease) in cash and cash equivalents        9,156,000     (6,602,000)

Cash and cash equivalents at beginning of period           19,715,000     28,043,000
                                                 							   __________     __________
Cash and cash equivalents at end of period               $ 28,871,000   $ 21,441,000
                                                 							   ==========     ==========
Supplemental disclosure of cash flow information:

Tax benefit of disqualifying dispositions of
 incentive stock options                                 $    888,000   $    239,000


The accompanying notes are an integral part of the consolidated financial statements.

                           					Boston Technology, Inc.
              			     Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Tech-nology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accord-ingly, these consolidated financial statements do not include all of the infor-mation and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated statements of income for the three and six months ended July 31, 1995 and 1994, the unaudited consolidated statements of cash flows for the six months ended July 31, 1995 and 1994, and the unaudited consolidated balance sheet at July 31, 1995 have been made.

It is suggested that the financial statements contained herein be read in con-junction with the consolidated financial statements and notes thereto included in the Company's audited Annual Report on Form 10-K for the year ended
January 31, 1995. The results for interim periods are not necessarily indicative of the results for the full fiscal year.

2. CASH AND SHORT-TERM INVESTMENTS

In accordance with the terms of a patent license agreement, as of July 31, 1995 the Company has restricted cash of $500,000 which is included in short-term investments.

3. INVENTORIES

Inventories consist of:

                             				 July 31, 1995     January 31, 1995
                             				 ______________    ________________
                            				   (Unaudited)

Materials and purchased parts     $  5,648,000       $ 3,285,000
Work in process                      4,614,000         4,349,000
Finished goods                         219,000           664,000
                            				    __________         _________
Total                             $ 10,481,000       $ 8,298,000
                            				    ==========         =========

4. COMMITMENTS AND CONTINGENCIES

During fiscal 1995, the Company received $1,741,000 from the sale of sales type lease receivables, and at July 31, 1995, was contingently liable for $1,432,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Material Changes in Financial Condition

Aggregate cash, cash equivalents and short-term investments increased by $6.0 million to $31.8 million at July 31, 1995 as compared to $25.8 million at January 31, 1995. The increase in cash, cash equivalents and short-term investments is due primarily to income generated of $6.2 million, increases in accounts payable and accruals of $2.6 million and deferred revenues of $1.1 million, partially offset by an increase in inventory of $2.2 million and prepaid taxes of $1.9 million.

Accounts payable and accrued expenses increased $2.6 million to $17.7 million at July 31, 1995 due primarily to increases in trade payables as a result of the timing of inventory purchases, increases in accrued distributor commissions from higher international sales volume and increases in accrued marketing costs and sales and use taxes, partially offset by a reduction in compensa-tion-related accruals that were paid during the first quarter of fiscal 1996.

Inventories increased $2.2 million to $10.5 million at July 31, 1995, compared to January 31, 1995. The increase is due primarily to an expected second quarter shipment that did not occur and slightly higher raw material levels from new product ramp up.

The prepaid taxes of $1.9 million at July 31, 1995 represent estimated federal and state tax payments and an $888,000 tax benefit for disqualifying disposi-tions of incentive stock options offset by the estimated current year tax liability though July 31, 1995.

Net investments in sales type leases decreased $706,000 from $4.4 million at January 31, 1995 to $3.7 million at July 31, 1995, due primarily to scheduled customer payments.

Prepaid expenses and other current assets increased by $405,000 to $1.5 million at July 31, 1995 due primarily to an increase in prepaid insurance premiums and other deposits.

The Company anticipates that its cash, cash equivalents and investments, along with cash generated from operations and existing credit facilities, will be sufficient to meet the Company's cash requirements, including the potential repurchase of up to one million shares of its common stock authorized by the Board of Directors in August 1995, through August 1996. As of September 13, 1995, 500,000 shares have been repurchased at an average price of $15.08 per share.

2. Material Changes in the Results of Operations

During the three and six months ended July 31, 1995, the Company recorded revenues of $26.1 million and $52.1 million, respectively, compared to $21.8 million and $40.1 million, respectively, during the corresponding periods of fiscal 1995, an increase of $4.3 million or 20%, and $12.0 million or 30%, respectively. For the three and six months ended July 31, 1995, North American revenues generated by sales to Regional Bell Operating Companies, Independent Telephone Companies and a Competitive Access Provider, decreased by $12.1 million and $12.2 million or 64% and 40%, respectively, from the corresponding periods in fiscal 1995 due to what the Company believes is a temporary softness in the North American market. International sales increased by $16.4 million and $24.3 million or 589% and 252% for the three and six months ended July 31, 1995, respectively, from the corresponding periods in fiscal 1995. The increase in year-to-date international sales reflects the Company's continued emphasis on worldwide expansion, particularly in the Asia. For the three and six months ended July 31, 1995, international revenues comprised 74% and 65%, respectively, of total revenues.

The Company's gross margin as a percentage of revenues remained constant at 69% for the quarter ended July 31, 1995 as compared to the prior year period. Although the second quarter gross margin was comparable to the prior year, the Company expects gross margin percentage to decrease during the remainder of 1995 due to competitive pricing pressures. The lower year-to-date margin of 66% as compared to the prior year period of 68% reflects an unfavorable margin generated during the first quarter of fiscal 1996 on a custom modification contract.

Research and development expenses were $5.4 million and $9.3 million for the three and six months ended July 31, 1995, respectively, as compared to $3.1 million and $6.0 million for the corresponding periods in the prior fiscal year, an increase of $2.3 million or 74%, and $3.3 million or 55%, respec-tively. As a percentage of revenues, research and development expenses increased from 14% and 15% for the three and six months ended July 31, 1994, respectively, to 21% and 18% for the three and six months ended July 31, 1995, respectively.

The increase in the Company's research and development expenses, in both dollar and percentage terms, is due to a reduction in several research and development programs which are funded in whole or in part by its customers. Customer funding is recognized as a reduction to research and development expense as development activities occur. Customer funding for the three and six months ended July 31, 1995 amounted to $1.2 million and $2.7 million, respectively. For the three and six months ended July 31, 1994 customer funding amounted to $1.7 million and $3.5 million, respectively. Research and development expenses for the remainder of fiscal 1996 are expected to continue at present levels in absolute dollars, but to decline as a percentage of revenue, as the Company continues to develop new applications for the domestic and international marketplaces, while taking advantage of customer funding opportunities.

During the three and six months ended July 31, 1995, marketing, general and administrative expenses were $8.7 million and $16.7 million, respectively, as compared to $7.2 million and $13.4 million, respectively, in the corre-sponding periods of the prior fiscal year, an increase of $1.5 million, or 21%, and $3.3 million, or 25%, respectively. As a percentage of revenues, marketing, general and administrative expenses remained relatively constant at 33% for each of the three and six months ended July 31, 1994, compared to 33% and 32% for the three and six month periods ended July 31, 1995. Absolute spending increased due primarily to additional staffing in the worldwide customer service and sales organizations to support the Company's growth.

Net interest income for the three and six months ended July 31, 1995 was $258,000 and $733,000, respectively, as compared to $180,000 and $342,000,
respectively, for the comparable periods in the prior fiscal year.   This
increase in interest income is attributable to higher cash and investment balances and interest income earned on sales type leases.

The effective tax rate for the six months ended July 31, 1995 and 1994, was 32% and 30%, respectively. The increase in the effective tax rate is due principally to reductions in the utilization of tax credits and to additional state income taxes. The 32% effective rate for the six months ended July 31, 1995 is below the expected rate of 35% due to a $250,000 refund received during the second quarter.

3. Future Operating Results

The Company's future operating results may vary from period to period. The Company has operated historically with minimal backlog; as a result, revenues in any quarter are dependent on orders booked, built, and shipped in that quarter. In addition, the Company has experienced a pattern of recording the majority of its quarterly revenues in the third month of the quarter. Meanwhile, the Company's operating expenses are incurred ratably throughout each quarter and are relatively fixed in the short term. As a result, if projected revenues are not realized in the expected period, the Company's operating results for that period could be adversely affected.

Although North American revenue for the six months ended July 31, 1995 declined by 40% compared to the prior year period, the Company believes the current softness in the North American market is temporary. Management believes the Regional Bell Operating Companies are committed to deploying enhanced services since the increased revenue generated from higher call completion offers them attractive investment returns. The Company believes interna-tional revenue will continue to increase in fiscal 1996 as the Company continues to expand its international presence and benefits from the growth of wireless service, particularly in Japan.

                                					PART II.

ITEM 1. Legal Proceedings
	Not Applicable.

ITEM 2. Changes in Securities
	On July 10, 1995 the Company filed a Certificate of Amendment to its Certifi-
 cate of Incorporation with the Delaware Secretary of State increasing the number of shares of its $.001 par value Common Stock authorized for issuance from 35,000,000 to 60,000,000.  A copy of the Company's Certificate of
	Incorporation and the Certificate of Amendment are included as an Exhibit to this filing.  The issuance of additional shares of Common Stock would have the effect of diluting the Company's current stockholders and could also have the effect of making it more difficult for a third party to acquire control of the Company and to remove management.

ITEM 3. Defaults upon Senior Securities
	Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
	At the Annual Meeting of Stockholders on June 22, 1995, the Company's stock-
 holders adopted the following proposals by the votes specified below:

                                                             Against or                       Broker
            		Proposal                       For              Withheld       Abstain         Non-votes
            		________                       ___             __________      _______         _________

       1. Election of Directors:
       	  Greg C. Carr                    20,450,546           65,920           --             18,165
       	  Richard J. Connaughton          20,447,787           68,679           --             18,165
       	  Herman B. Leonard               20,448,612           67,854           --             18,165
       	  Joseph E. Norberg               20,448,842           67,624           --             18,165
       	  Richard K. Snelling             20,448,627           67,839           --             18,165
       	  John C. W. Taylor, Ph.D.        20,449,662           66,804           --             18,165

       2. Approval of the Company's
       	  1995 Employee Stock Purchase
       	  Plan                            20,175,947          242,888          97,631          18,165

       3. Approval of the Company's
       	  1995 Director Stock Option
       	  Plan                            18,068,445        2,326,316         121,705          18,165

       4. Approval of an Amendment
       	  to the Company's Certificate
       	  of Incorporation                19,671,773          705,632         139,061          18,165

ITEM 5. Other Information
	None.

ITEM 6. Exhibits and Reports on Form 8-K

		(a)     Exhibits
       			The exhibits listed in the Exhibit Index are filed as part of or included in this report.

		(b)     Reports on Form 8-K
       			None.

				      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                				   BOSTON TECHNOLOGY, INC.


Date:   September 13, 1995

                                 			/s/ John C. W. Taylor
                       			      By: _________________________________________

                             				   John C.W. Taylor, Ph.D.
                             				   President and Chief Executive Officer
                             				   (principal executive officer)


                              				   /s/ Carol B. Langer
                       			       By: _________________________________________

                              				   Carol B. Langer
                              				   Senior Vice President of Finance and
                              				   Administration, Chief Financial Officer,
                              				   Treasurer and Secretary
                              				   (principal financial officer)

				                        BOSTON TECHNOLOGY. INC.
                          					EXHIBIT INDEX


Exhibit                                                                   Page
Number     Title of Document                                             Number
_______    ___________________________________________________           ______


   3       Certificate of Incorporation, as amended                        12


  10.20    1995 Director Stock Option Plan                                 24


  11       Statement re:  Weighted Shares used in Computation              28
     			   of Earnings per Share


  27       Financial Data Schedule                                         29






                                                       										  EXHIBIT 11



			                      			BOSTON TECHNOLOGY, INC.
         				Weighted Shares used in Computation of Earnings Per Share


                                               							  Three months ended July 31,       Six months ended July 31,
                                                							    1995            1994             1995           1994
                                                 							 __________      __________       __________     __________

 Common stock outstanding, beginning of period           24,896,000      24,383,000       24,759,000     24,217,000

 Weighted average common stock issued during
  the three and six months ended July 31,                   226,000          33,000          193,000        143,000

 Weighted average common stock equivalents                2,830,000       2,188,000        2,856,000      2,226,000

 Weighted average treasury shares acquired using
  the treasury stock method                              (1,507,000)       (981,000)      (1,538,000)      (901,000)
                                                 							 __________      __________       __________     __________
 Weighted average shares of common stock outstanding     26,445,000      25,623,000       26,270,000     25,685,000
                                                 							 ==========      ==========       ==========     ==========

