Form 10-Q/A
period 1995-07-31
BOSTON TECHNOLOGY INC
filed 1995-09-14
CIK 771470

						BOSTON TECHNOLOGY, INC.
						100 Quannapowitt Parkway
						Wakefield, MA  01880

September 14, 1995                              VIA EDGAR


Securities and Exchange Commission
Division of Corporation Finance
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re: Boston Technology, Inc.
    Commission File No. 0-17384
    Form 10-QA

Dear Sir/Madam:

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), enclosed for filing in EDGAR electronic format is a copy of our Amended Form 10-Q for the quarter ended
July 31, 1995.

Enclosed are pages 1 and 2 of Exhibit 3, the Amendment to the Certificate of Incorporation, which were incorrectly missing from our original EDGAR submission dated September 13, 1995.

If you have any questions or comments regarding the enclosed material, please contact the undersigned.

					Very truly yours,

					/s/ Carol B. Langer
					________________________________
					Carol B. Langer, Secretary