Form 10-Q
period 1995-10-31
BOSTON TECHNOLOGY INC
filed 1995-12-15
CIK 771470

						BOSTON TECHNOLOGY, INC.
						100 Quannapowitt Parkway
						Wakefield, MA  01880

December 15, 1995                               VIA EDGAR


Securities and Exchange Commission
Division of Corporation Finance
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re: Boston Technology, Inc.
    Commission File No. 0-17384
    Form 10-Q

Dear Sir/Madam:

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), enclosed for filing in EDGAR electronic format is a copy of the Form 10-Q and required Exhibits for the quarter ended October 31, 1995.

If you have any questions or comments regarding the enclosed material, please contact the undersigned.

					Very truly yours,

					/s/ Carol B. Langer
					________________________________
					Carol B. Langer, Secretary

  =============================================================================

                				 SECURITIES AND EXCHANGE COMMISSION
				                       WASHINGTON, D.C. 20549

					                              Form 10-Q
                          					_______________
     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              			      For the quarter ended October 31, 1995

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

						                        Shares Outstanding
	Class of Securities                               (as of December 8, 1995)
	___________________                                _______________________

	Common Stock, $.001 par value per share                  25,353,148

	Total Number of Pages:    15
	The Exhibit Index is located on page:  13

   ============================================================================

                            					   INDEX


                     				   BOSTON TECHNOLOGY, INC.


PART I. FINANCIAL INFORMATION                                  Page No.

Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets:
	As of October 31, 1995 (Unaudited) and January 31, 1995......... 3

	Unaudited Consolidated Statements of Operations:
	For the three and nine months ended
	October 31, 1995 and 1994....................................... 4

	Unaudited Consolidated Statements of Cash Flows:
	For the nine months ended
	October 31, 1995 and 1994....................................... 5

	Notes to Consolidated Financial Statements...................... 6

Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations................... 8


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.............................................. 11

Item 2. Changes in Securities.......................................... 11

Item 3. Defaults upon Senior Securities................................ 11

Item 4. Submission of Matters to a Vote of Security Holders............ 11

Item 5. Other Information.............................................. 11

Item 6. Exhibits and Reports on Form 8-K............................... 11

Signatures............................................................. 12

Exhibit Index.......................................................... 13

                               						   PART I

                      					    BOSTON TECHNOLOGY, INC.
                      					  CONSOLIDATED BALANCE SHEETS

                                                        								   October 31, 1995   January 31, 1995
                                                        								    ______________     ________________
				     ASSETS                                                      (UNAUDITED)
Current assets:
 Cash and cash equivalents                                            $ 12,841,000      $ 19,715,000
 Short-term investments                                                  2,318,000         6,057,000
 Accounts receivable, less allowances of $1,154,000 and $799,000        29,168,000        30,476,000
 Net investment in sales type leases                                     2,991,000         1,234,000
 Inventories                                                            15,944,000         8,298,000
 Prepaid income taxes                                                    4,427,000             --
 Prepaid expenses and other current assets                               1,341,000         1,047,000
                                                               									__________        __________
   Total current assets                                                 69,030,000        66,827,000

Net investment in sales type leases                                        112,000         3,118,000
Property and equipment, net                                              9,248,000         7,474,000
Other assets                                                             2,593,000         2,870,000
                                                               									__________        __________
      TOTAL ASSETS                                                    $ 80,983,000      $ 80,289,000
                                                               									==========        ==========
		      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                           --              542,000
 Accounts payable                                                       10,166,000         4,880,000
 Accrued expenses                                                       10,894,000        10,229,000
 Income taxes payable                                                       --               669,000
 Deferred customer funding                                               3,895,000         4,267,000
 Deferred revenues                                                       2,233,000         1,741,000
                                                               									__________        __________
   Total current liabilities                                            27,188,000        22,328,000

Long-term debt and other long-term liabilities                             965,000         1,169,000

Stockholders' equity:
 Common stock, $.001 par value, 60,000,000 shares authorized;
  25,344,814 and 24,759,302 shares issued                                   25,000            25,000
 Additional paid-in capital                                             38,317,000        35,094,000
 Retained earnings                                                      24,028,000        21,689,000
 Cumulative translation adjustment                                         140,000           (16,000)
 Treasury stock, at cost, 684,811 shares                                (9,680,000)             --
                                                               									__________        __________
   Total stockholders' equity                                           52,830,000        56,792,000
                                                               									__________        __________
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 80,983,000      $ 80,289,000
                                                               									==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

					                           BOSTON TECHNOLOGY, INC.
             				      CONSOLIDATED STATEMENTS OF OPERATIONS
                              						 (UNAUDITED)

					                                       Three months ended October 31,   Nine months ended October 31,
                                   					       ___________________________      _________________________
                                         						    1995          1994              1995          1994
                                          						___________   ___________       ___________   ___________

Revenues                                       $ 19,519,000  $ 23,122,000      $ 71,667,000  $ 63,190,000

Cost and expenses:
 Cost of revenues                                 8,636,000     7,323,000        26,257,000    20,303,000
 Research and development                         6,099,000     3,456,000        15,424,000     9,467,000
 Marketing, general and adminstrative             9,989,000     7,518,000        26,718,000    20,870,000
                                          						 __________    __________        __________    __________
                                          						 24,724,000    18,297,000        68,399,000    50,640,000


(Loss) income from operations                    (5,205,000)    4,825,000         3,268,000    12,550,000

Interest income                                     259,000       314,000         1,061,000       751,000
Interest expense                                    (56,000)      (78,000)         (125,000)     (173,000)
                                          						  _________     _________         _________     _________
(Loss) income before provision for
 income taxes                                    (5,002,000)    5,061,000         4,204,000    13,128,000

(Benefit from) provision for
 income taxes                                    (1,624,000)    1,520,000         1,344,000     3,940,000
                                          						  _________     _________         _________     _________
Net (loss) income                              $ (3,378,000) $  3,541,000      $  2,860,000  $  9,188,000
                                          						  =========     =========         =========     =========



Net (loss) income per share                    $      (0.14) $        .14      $        .11  $        .36
                                          						  =========     =========         =========     =========


Weighted average number of common and
 common equivalent shares outstanding            24,937,000    25,967,000        26,140,000    25,881,000




The accompanying notes are an integral part of the consolidated financial statements.

                              BOSTON TECHNOLOGY, INC.
                			  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              					(UNAUDITED)

                                                							 Nine months ended October 31,
                                               							  __________________________
                                                  							     1995           1994
                                                 							  ___________    ___________
Cash flows from (used by) operating activities:
 Net Income                                              $  2,860,000   $  9,188,000
 Reconciliation to cash flows from (used by)
   operating activities:
   Depreciation and amortization                            3,342,000      3,005,000
   Rent expense in excess of payments                        (147,000)      (116,000)
   Changes in operating assets and liabilities:
     Accounts receivable                                    1,308,000    (17,514,000)
     Net investment in sales type leases                    1,249,000     (1,568,000)
     Inventories                                           (7,646,000)      (477,000)
     Prepaid expenses and other current assets               (294,000)    (1,592,000)
     Accounts payable                                       5,286,000      3,293,000
     Accrued expenses                                         665,000      2,312,000
     Deferred revenues                                        492,000       (630,000)
     Customer funding                                        (372,000)    (4,409,000)
     Other long-term liabilities                              (57,000)       (20,000)
     Income taxes                                          (4,173,000)      (115,000)
                                                 							   __________     __________
   Cash flows from (used by) operating activities:          2,513,000     (8,643,000)

Cash flows used by investing activities:
 Purchase of investments                                   (3,429,000)   (10,557,000)
 Redemption of investments                                  7,168,000      7,789,000
 Purchase of property and equipment, net                   (4,817,000)    (3,169,000)
 Purchase of license agreements and other assets              (80,000)      (240,000)
 Decrease in other long-term assets                            58,000           --
                                                 							   __________     __________
Cash flows used by investing activities                    (1,100,000)    (6,177,000)

Cash flows from (used by) financing activities:
 Principal payments under financing obligations              (542,000)      (135,000)
 Purchases of treasury stock                              (10,663,000)          --
 Proceeds from exercise of common stock options             2,147,000      1,207,000
 Proceeds from employee stock purchase plan                   615,000        265,000
                                                 							   __________     __________
Cash flows (used by) from financing activities             (8,443,000)     1,337,000
Effect of exchange rate changes on cash                       156,000           --
                                                 							   __________     __________
Net decrease in cash and cash equivalents                  (6,874,000)   (13,483,000)

Cash and cash equivalents at beginning of period           19,715,000     28,043,000
                                                 							   __________     __________
Cash and cash equivalents at end of period               $ 12,841,000   $ 14,560,000
                                                 							   ==========     ==========
Supplemental disclosure of cash flow information:
  Tax benefit of disqualifying dispositions of
    incentive stock options                              $    923,000   $    482,000

The accompanying notes are an integral part of the consolidated financial statements.

					                            Boston Technology, Inc.
              			     Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Tech-nology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accord-ingly, these consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted account-ing principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated statements of operations for the three and nine months ended October 31, 1995 and 1994, the unaudited consolidated statements of cash flows for the nine months ended October 31, 1995 and 1994, and the unaudited consolidated balance sheet at October 31, 1995 have been made.

It is suggested that the financial statements contained herein be read in conjunction with the consolidated financial statements and notes thereto included in the Company's audited Annual Report on Form 10-K for the year ended January 31, 1995. The results for interim periods are not necessarily indicative of the results for the full fiscal year.

2. CASH AND SHORT-TERM INVESTMENTS

In accordance with the terms of a patent license agreement, as of October 31, 1995 the Company has restricted cash of $500,000 which is included in short-term investments.

3. INVENTORIES

Inventories consist of:

                            				October 31, 1995     January 31, 1995
                            				 ______________      ________________
                            				   (Unaudited)

Materials and purchased parts     $  6,823,000         $ 3,285,000
Work in process                      5,472,000           4,349,000
Finished goods                       3,649,000             664,000
                            				    __________           _________
Total                             $ 15,944,000         $ 8,298,000
                            				    ==========           =========

4. COMMITMENTS AND CONTINGENCIES

During fiscal 1995, the Company received $1,741,000 from the sale of sales type lease receivables, and at October 31, 1995, was contingently liable for $1,356,000.

On or about November 16, 1995, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania captioned "John Eades
v. Boston Technology, Inc., Greg C. Carr, Francis E. Girard, Joseph E. Norberg, Paul W. DeLacey, William J. Burke and John C.W. Taylor", Civil Action No. 95-CV-7236. On or about November 20 and 21, 1995, respectively, essentially identical complaints were filed in the same court against the same defendants. The named plaintiffs in such complaints are Jacob Turner in Civil Action No. 95-CV-7295 and Gerald Tobin in Civil Action No. 95-CV-7317. Each of the plaintiffs purports to represent a class of purchasers of the common stock of the Company between and including May 17, 1995 through November 15, 1995. Each complaint claims that the named defendants violated Section 10(b) of the Securities and Exchange Act of 1934, and SEC Rule 10b-5 promulgated pursuant thereto, by virtue of alleged false or misleading statements made during the class period. Each complaint claims that the individual defendants are liable as "control persons" under Section 20(a) of that Act. The defendants deny any liability, believe they have meritorious defenses, and intend to defend these cases vigorously.

The Company maintains a $20,000,000 revolving credit facility with two banks. Borrowings are collateralized by the Company's accounts receivable and inventories and bear interest at the prime rate. The facility contains quarterly covenants which, among other things, require the Company to maintain certain financial ratios, specified levels of equity, and other restrictions. The Company did not comply with certain financial covenants at October 31, 1995 and accordingly, has received waivers from its lending banks. The Company is currently negotiating with its banks to renew this credit facility.

On November 27, the Company concluded a Memorandum of Agreement with AT&T to supply its new Access NP Network Services Platform and AccessMAX object-oriented software. The initial phase of this contract is valued at $15 million over the next six months. Pursuant to the Agreement, the Company issued warrants to AT&T to purchase 4,908,800 shares of its common stock at an exercise price of $14.00 per share. The warrants become exercisable in five equal annual increments of 981,760 shares each commencing with the first anniversary date of the grant, and remain exercisable for thirty months after first becoming exercisable. In the event that any person or entity acquires a majority of the Company's outstanding voting securities, the warrants will become immediately exercisable in full. In conjunction with the issuance of the warrants and the start-up costs associated with the contract, the Company intends to take a charge of approximately $21,000,000 in the quarter ending January 31, 1996.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Material Changes in Financial Condition

Aggregate cash, cash equivalents and short-term investments decreased by $10.6 million to $15.2 million at October 31, 1995 versus $25.8 million at January 31, 1995. This decrease in cash, cash equivalents and short-term investments is due primarily to the repurchase of 750,000 shares of common stock for $10.7 million, an increase in inventory of $7.6 million, an increase in prepaid income taxes of $4.4 million and a net increase in property plant and equipment and other assets of $1.5 million. These decreases are offset by an increase in trade payables and accruals of $6.0 million, income generated of $2.9 million, lower trade and lease receivables of $2.6 million and proceeds from the exercise of common stock options of $2.1 million.

In August 1995, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock, through August 1996. As of December 15, 1995, 750,000 shares have been repurchased at an average price of $14.22 per share.

Inventories increased $7.6 million to $15.9 million at October 31, 1995, compared to January 31, 1995. The increase is due primarily to several anticipated shipments that were not consummated as of the October 31, 1995 balance sheet date and to higher raw material levels from new product ramp up. The Company expects future inventories to approximate present levels in order to accomodate the product transition from CO Access to Access NP.

The prepaid taxes of $4.4 million at October 31, 1995 represent estimated federal and state income tax payments made based upon estimated fiscal year 1996 earnings. The Company intends to adjust future estimated tax payments to reflect forecasted fiscal 1996 results. Also included is a $923,000 tax benefit for disqualifying dispositions of incentive stock options offset by the estimated current year tax liability though October 31, 1995.

Accounts payable and accrued expenses increased $6.0 million to $21.1 million at October 31, 1995 versus January 31, 1995 due primarily to increases in trade payables as a result of the timing of inventory purchases in September and October, increases in accrued marketing costs, increases in accrued sales and use taxes and other, partially offset by a reduction in accrued sales representative and distributor commissions, resulting from the timing of these commission payments.

Net investments in sales type leases decreased $1.3 million from $4.4 million at January 31, 1995 to $3.1 million at October 31, 1995 due primarily to scheduled customer payments.

Prepaid expenses and other current assets increased by $300,000 to $1.3 million at October 31, 1995 due primarily to an increase in prepaid insurance premiums, prepaid deposits and maintenance contracts.

At October 31, 1995 the Company did not comply with certain financial covenants related to its revolving credit facilities. The Company has received waiver letters from the lending banks. The Company is presently negotiating an increase in the credit limit available under these facilities. The Company anticipates that its cash, cash equivalents and short-term investments, along with cash generated from operations and the anticipated increase in its existing credit facilities, will be sufficient to meet the Company's short-term cash requirements.


2. Material Changes in the Results of Operations

During the three months ended October 31, 1995, the Company's revenues were $19.5 million versus $23.1 million for the prior year period, a decrease of $3.6 million, or 16%. The decrease in third quarter revenues as compared to the prior year period is the result of the Company's product transition from CO Access to Access NP, a continued weakness in the Company's North American market and a longer sales cycle. For the nine months ended October 31, 1995 the Company's revenues were $71.7 million versus $63.2 million for the prior year period, an increase of $8.5 million, or 13%. For the three and nine months ended October 31, 1995, North American revenues generated by sales to Regional Bell Operating Companies, Independent Telephone Companies and a Competitive Access Provider decreased by $9.6 million and $21.8 million, or 61% and 47%, respectively, from the corre-sponding periods in fiscal 1995 due to a continued softness in the North American market. International sales increased by $6.0 million and $30.3 million, or 85% and 180%, for the three and nine months ended October 31, 1995, respectively, from the corresponding periods in fiscal 1995. The increase in year-to-date international sales reflects the Company's continued emphasis on worldwide expansion, particularly in Asia. For the three and nine months ended October 31, 1995, international revenues comprised 68% and 66%, respectively, of total revenues.

For the quarter ended October 31, 1995, the Company's gross margin as a percentage of revenues declined to 56% versus 68% for the prior year period. The significant decline in gross margin resulted from the shipment of a number of smaller systems during the quarter. The lower year-to-date margin of 63% versus the prior year period of 68% reflects the lower margins gen-erated during the third quarter as well as an unfavorable margin generated during the first quarter of fiscal 1996 on a custom modification contract. The Company expects fourth quarter fiscal 1996 and fiscal 1997 gross margin percentages to remain below year-to-date fiscal 1996 margins due to competitive pricing pressures and the effect of the AT&T contract, discussed in Footnote 4 of the accompanying financial statements.

Research and development expenses were $6.1 million and $15.4 million for the three and nine months ended October 31, 1995, respectively, versus $3.5 million and $9.5 million for the corresponding periods in the prior fiscal year, an increase of $2.6 million or 74%, and $5.9 million or 62%, respect-ively. As a percentage of revenues, research and development expenses increased from 15% for each of the three and nine months ended October 31, 1994, to 31% and 22% for the three and nine months ended October 31, 1995, respectively. The increase in the Company's research and development expenses, in both dollar and percentage terms, is due partially to a reduction in several research and development programs that are funded in whole or in part by its customers. Customer funding is recognized as a reduction to research and development expense as development activities occur. Customer funding for the three and nine months ended October 31, 1995 amounted to $900,000 and $3.6 million, respectively. For the three and nine months ended October 31, 1994 customer funding amounted to $2.8 million and $6.3 million, respectively. The increase in research and development as a percentage of sales for the quarter ended October 31, 1995 is also due partially to lower sales volume during the quarter.

Excluding the effect of customer funding, gross research and development expense as a percentage of sales for the nine months ended October
31, 1995 remained constant versus the prior year period. Research and development expenses for the remainder of fiscal 1996 are expected to increase slightly from present levels in absolute dollars, but to decline as a percentage of revenues as the Company continues to develop new applications for the domestic and international marketplaces, while taking advantage of customer funding opportunities.

During the three and nine months ended October 31, 1995, marketing, general and administrative expenses were $10.0 million and $26.7 million, respectively, versus $7.5 million and $20.9 million, respectively, in the corresponding periods of the prior fiscal year, an increase of $2.5 million, or 33%, and $5.8 million, or 28%, respectively. As a percentage of revenues, marketing, general and administrative expenses remained relatively constant at 33% for each of the three and nine months ended October 31, 1994, compared to 51% and 37% for the three and nine month periods ended October 31, 1995. Absolute spending increased due primarily to trade shows, an increase in space at our Wakefield headquarters and additional staffing in the worldwide customer service and sales organizations to support the Company's growth.

Net interest income for the three and nine months ended October 31, 1995 was $203,000 and $936,000, respectively, versus $236,000 and $578,000, respectively, for the comparable periods in the prior fiscal year. This increase in interest income is attributable to higher average cash and investment balances and interest income earned on sales type leases.

The effective tax rate for the nine months ended October 31, 1995 was 32% versus 30% for the prior year period. The increase in the effective tax rate is due principally to reductions in the utilization of tax credits and to additional state income taxes.


3. Future Operating Results

The Company's future operating results may vary from period to period. The Company has operated historically with minimal backlog; as a result, revenues in any quarter are dependent on orders booked, built, and shipped in that quarter. In addition, the Company has experienced a pattern of recording the majority of its quarterly revenues in the third month of the quarter. Meanwhile, the Company's operating expenses are incurred ratably throughout each quarter and are relatively fixed in the short term. As a result, if pro-jected revenues are not realized in the expected period, the Company's operating results for that period could be adversely affected.

					PART II.

ITEM 1. Legal Proceedings

	On or about November 16, 1995, a complaint was filed in the United States
 District Court for the Eastern District of Pennsylvania captioned "John
 Eades v. Boston Technology, Inc., Greg C. Carr, Francis E. Girard, Joseph E.
 Norberg, Paul W. DeLacey, William J. Burke and John C.W. Taylor", Civil
 Action No. 95-CV-7236.  On or about November 20 and 21, 1995, respectively, essentially identical complaints were filed in the same court against the same defendants.  The named plaintiffs in such complaints are Jacob Turner in Civil Action No. 95-CV-7295 and Gerald Tobin in Civil Action No.
 95-CV-7317.  Each of the plaintiffs purports to represent a class of purchasers of the common stock of the Company between and including May 17,
 1995 through November 15, 1995.  Each complaint claims that the named defendants violated Section 10(b) of the Securities and Exchange Act of 1934,
	and SEC Rule 10b-5 promulgated pursuant thereto, by virtue of alleged false or misleading statements made during the class period.  Each complaint claims that the individual defendants are liable as "control persons" under
 Section 20(a) of that Act.  The defendants deny any liability, believe they
	have meritorious defenses, and intend to defend these cases vigorously.

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


Date:   December 15, 1995

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


                              				   /s/ Carol B. Langer
                       			       By: _________________________________________

                              				   Carol B. Langer
                              				   Senior Vice President of Finance and
                              				   Administration, Chief Financial Officer,
                              				   Treasurer and Secretary
                              				   (principal financial officer)

				                           BOSTON TECHNOLOGY. INC.
                              					EXHIBIT INDEX


Exhibit                                                                 Page
Number     Title of Document                                           Number
_______    ___________________________________________________         ______



  11       Statement re:  Weighted Shares used in Computation             14
     			   of Earnings per Share


  27       Financial Data Schedule                                        15

						                                                       						EXHIBIT 11



                        						BOSTON TECHNOLOGY, INC.
           				Weighted Shares used in Computation of Earnings Per Share


                                           						       Three months ended October 31,   Nine months ended October 31,
                                                							    1995            1994             1995           1994
                                                 							 __________      __________       __________     __________

 Common stock outstanding, beginning of period           25,309,000      24,427,000       24,759,000     24,217,000

 Weighted average common stock issued during
  the three and nine months ended October 31,                44,000         185,000          319,000        395,000

 Weighted effect of treasury stock                         (416,000)            --          (140,000)           --

 Weighted average common stock equivalents                      --        2,686,000        2,831,000      2,500,000

 Weighted average treasury shares acquired using
  the treasury stock method                                     --       (1,331,000)      (1,629,000)    (1,231,000)
                                                 							 __________      __________       __________     __________
 Weighted average shares of common stock outstanding     24,937,000      25,967,000       26,140,000     25,881,000
                                                 							 ==========      ==========       ==========     ==========
