Form 10-K
period 1996-01-31
BOSTON TECHNOLOGY INC
filed 1996-04-26
CIK 771470

PART I.
ITEM 1. BUSINESS
Background

Boston Technology, Inc. (the "Company" or "Boston Technology") develops, manufactures, markets and supports platforms (hardware and software) and applications (software) that provide enhanced voice, facsimile, and information processing services with multimedia capabilities (collectively, "enhanced services"). The Company's products are designed for use in wireline, cable wireline, and wireless networks, operating with existing network database and switching equipment and delivering services accessible through commonly available telephones, handsets, fax machines, pagers, and personal computers. The Company sells its products to network operators, enabling these providers to sell enhanced services to residential, business, and wireless users. Boston Technology's principal enhanced services platforms are its Access NP (TRADEMARK) and CO ACCESS (REGISTERED TRADEMARK) Network Services Platforms. Boston Technology's principal applications include voice messaging, fax processing, and paging. Each of these applications allow users to improve their communications through recording, storage, access, and distribution of messages or information. Boston Technology's AccessMAX (TRADEMARK) Application Software Environment is an object-oriented software environment designed to facilitate development of applications for its Access NP and CO ACCESS Network Services Platforms, allowing network operators to create and adapt their service offerings to meet changing market needs and bring new services to market.

The Company's executive offices are located at 100 Quannapowitt Parkway, Wakefield, Massachusetts 01880; its telephone number is (617) 246-9000. A predecessor of the Company was incorporated on April 7, 1986. On January 31, 1987, the Company was merged into its predecessor. On November 1, 1989, the Company was reincorporated in Delaware.

Market

The Company's principal market is telecommunications network operators. This market includes the international network operators, Regional Bell Operating Companies ("RBOCs"), wireless operators, cable companies, independent telephone companies, competitive access providers ("CAPS"), and interexchange (long distance) carriers, as well as Post Telegraph & Telephone ("PTT") organizations. The wireless operators include companies deploying cellular and personal communication services ("PCS").

The network operators purchase, install and maintain the Company's platforms in or near their central switching offices, exchanges or wireless switching centers, and offer enhanced services through their networks to their residential, business, wireless and cable customers. For a monthly flat rate and/or usage-based charges, these customers receive access to a variety of enhanced services, through the operators' network, without having to assume the capital, administrative or maintenance requirements of purchasing their own enhanced services systems.

Network operators typically serve large populations of customers, requiring large-capacity equipment that can support enhanced services deployed on a mass scale with the corresponding high volume of usage. The capacity needs of a network operator will vary with the number of customers served. In addition, network operators have established an extremely high standard of service reliability and availability, with stringent engineering requirements for equipment intended for use within the telephone company central office switching environment.

Customer Base
	North America

North American revenues decreased from $59,404,000 in fiscal 1995 to $42,480,000 in fiscal 1996, representing a decrease of 28%. Sales to Bell Atlantic accounted for 13%, 48% and 44% of the Company's revenues during fiscal 1996, 1995 and 1994, respectively. Sales to SBC Communications accounted for 11% and 14% of the Company's revenues during fiscal 1996 and 1994, respectively. Sales to Southwestern Bell for fiscal year 1995 were less than 10% of the Company's revenues. Sales to BellSouth accounted for 16% of the Company's revenues during fiscal 1994, but were less than 10% of the Company's revenues in fiscal 1995 and 1996.

Boston Technology has agreements with a variety of RBOCs, cable companies, local exchange providers, service bureaus, and universities to purchase the Company's platforms and applications software. RBOC customers include

Ameritech, Bell Atlantic, BellSouth and SBC Communications, which use the Company's platforms to offer enhanced services to residential, business and wireless subscribers in selected areas. During the fiscal year ended January 31, 1996, the Company entered into agreements with AT&T Wireless Services, formerly McCaw Communications, the largest wireless operator in the United States; AT&T, the largest long distance provider in the world; Telefonos de Mexico ("TELMEX"), the largest telephone company in Mexico; and Time Warner, Boston Technology's first cable customer.

	International

International revenues increased from $29,652,000 in fiscal year 1995 to $62,787,000 in fiscal year 1996, representing an increase of 112%. In fiscal 1995 and 1994, sales to customers outside of North America accounted for approximately 33% and 20%, respectively, of the Company's revenues. In fiscal 1996, International revenue was 60% of total revenues, with NTT DoCoMo and DDI accounting for 22% and 13% of the Company's total revenues, respectively.

During the fiscal year ended January 31, 1996, the Company entered into purchase agreements with the following customers: Telstra Mobile Communication Services, formerly known as Telecom Australia, which provides wireless voice mail services to more than 2.5 million subscribers; Teleceara of Brazil, one of the twenty-eight operating companies of Telebras; Telepar, the sole provider of telecommunications services in the state of Parana in Brazil; Chongqing Telecom Bureau, the wireline provider in the city of Chongqing, the most populated city in China; Telecommunication Bureau of Harbin, the telephone operator in the capital of China's Heilongjiang province; Nippon Telegraph and Telephone Corporation (NTT), the largest telecommunications network operator in the world; MRCB/Emartel, one of the new PCS operators in Malaysia; Telekom Malaysia, the PTT in Malaysia; Paktel Limited, a Cable and Wireless Company, the leading cellular company in Pakistan; and TelecomAsia, the largest non-government telephone company in Thailand.

Products

Boston Technology manufactures and distributes the following principal product groups: its Access NP and CO ACCESS Network Services Platforms, its AccessMAX Application Software Environment, and a suite of enhanced services applications.

Platforms

The Access NP and CO ACCESS Network Services Platforms provide processing capabilities to run the enhanced service applications through the wireline and wireless networks. These platforms also provide operations, administration and management for the operator. The Company's platforms support domestic and most international signaling protocols and large processing capacities for enhanced services deployed on a mass scale.
These platforms are designed to help operators take advantage of the Intelligent Network ("IN") architecture by operating as either a Service Node ("SN") or Intelligent Peripheral ("IP"). By providing a Service Node compliant architecture with switching, service logic and resource elements all on one platform, Boston Technology supplies operators worldwide with capabilities that maximize IN-based applications. The open architecture of Boston Technology's platforms gives operators the flexibility to run different network interfaces simultaneously, including ISDN, SS7, ISUP/TCAP, and IS41, so a single system can interface with multiple networks and multiple terminal devices.

Access NP platforms include the Access NP 5 Series, the 50 and 60 Series, and the 100 Series. CO ACCESS platforms include the models 200, 500, 600, and 600S. The list price of a configured platform and applications typically increases as its capacity grows. The Company offers discounts from its list prices for volume purchases or long-term commitments. The platforms have been sold at prices ranging from approximately $100,000 to $3,200,000, depending upon the platform's configuration.

Platform configurations provide the following capacities:

System Type     CO ACCESS       Access NP       Access NP       Clustered
		  600 S            50             60            Access NP
								Platforms
								100 Series
__________________________________________________________________________

Subscriber      80,000          100,000         300,000         3,600,000
Configuration Limit (1)

Maximum Busy    24,000          30,000          60,000          720,000
Hour Calls (2)

Min. - Max.     24 to 768       24/30 to        24/30 to        to 11,520
Ports (T1/E1)                   768/960         768/960

Available       55 to 3,520     135 to 12,960   135 to 12,960   to 1,483,776
Storage Hours (1,3)

___________________________________________________________________________
	(1)       Dependent on user profile
	(2)       Varies with network integration
	(3)       Both redundant and non-redundant configurations

The platforms are built with a patented distributed hardware architecture. The Access NP Network Services Platform subsystems are linked by a parallel, redundant Ethernet local area network. The hardware "front end" consists of a queueing digital switching matrix ("DSM") that routes incoming calls from the network to their assigned application processing unit ("APU") ports. One incoming port on a platform corresponds to one incoming facility or transmission path from the network switch. Voice processing applications run on one or more APUs, each of which has local disk storage, for voice prompts and messages. A master control unit directs all system operations, including assignment of incoming calls to APU ports and directing the DSM to make the connection. Auxiliary interface subsystems support system administration, connection to other voicemail systems, customer billing, and connection to a GSM message center.

The Access NP Network Services Platform, which Boston Technology introduced in fiscal 1996, offers the following features:

Capacity -- Depending on user profile, the Access NP platform supports up to 300,000 mailboxes with a configuration of up to 960 ports. It provides redundant storage for up to 26,496 hours of voice messages or 123,648 hours of non-redundant storage. Its non-blocking digital switch accepts calls even during demanding peaks in volume. Up to 12 Access NP systems can be clustered together to operate as one. The Access NP 100 Series Models can support up to 3.6 million mailboxes with a configuration up to 11,520 ports. This configuration provides 317,952 hours of redundant storage or
1.5 million hours of non-redundant storage.

Scalability --The Access NP platform enables network operators to install the features they initially require and add on as their subscriber base and demands grow. Application Processing Units or disk drives can be added to the system ensuring the capacity to meet growing market demands. In addition, innovative procedures for balancing resources across systems let network operators grow without interruption to service.

Availability -- The Access NP platform is designed to deliver a standard of availability in excess of 99.998%. For reliability, redundancy options in major areas of operation eliminate single points of failure within the platform architecture.

Flexibility -- The Access NP platform offers the flexibility and adaptability required to accommodate different types of media as the enhanced services market grows and matures. The Digital Signal Processing

(DSP) capabilities of the platform provide a "Universal Port" designed to handle a variety of multimedia services including fax, voice recognition, text-to-speech, video, and more.

Serviceability -- Major components are hot-swappable allowing quick slide-in replacement with convenient single-sided access. Diagnostics are performed on-line, with little or no downtime required. On-line documentation, visual indicators and real-time, and multiple level alarming are available to assist in identifying any failed components.

The Access NP platform, like the CO ACCESS platform, has been designed to integrate into the networks of Boston Technology's existing customers. Subscriber applications, networks, and interfaces to operational support systems are nearly identical across both the Access NP and CO ACCESS platforms, allowing network operators to serve single markets with both systems. Furthermore, migration tools allow customers to manage traffic engineering requirements accommodating systems capacity growth.

AccessMAX (TRADEMARK) Application Software Environment

The AccessMAX Application Software Environment is an object-oriented tool written in C++ programming language. The AccessMAX environment allows application developers to design and implement applications to run on both the ACCESS NP and the CO ACCESS Network Services Platforms. Using the telecommunications services object library and a workstation, the developer changes existing, or builds new, applications by pointing, clicking, dragging, and dropping the services icons.

The AccessMAX environment has been designed to provide the Company's customers with a tool to differentiate their services in an increasingly competitive market. This software allows them to create, customize and modify new or existing services to address the needs of their particular market and subscribers.

Enhanced Services Applications

Enhanced services are functions beyond basic dialtone. The most basic enhanced service, call answering, receives forwarded calls from the network on ring-no-answer or busy, answers them, and provides a "mailbox" into which callers can place voice or fax messages. Below is a brief description of enhanced services applications currently being offered on the Access NP and/or the CO ACCESS platforms.

Call Answering: The Call Answering application allows subscribers to have their telephone answered automatically, play a personalized greeting for callers, and allows callers to leave a private voice message. When callers try to reach a subscriber and get a busy signal or "ring-no-answer", their call is automatically forwarded to a platform located at the network operator's central office or switching exchange. Subscribers can retrieve their messages from any Touch-Tone telephone using a personal passcode.

Partitioned Mailboxes: The Partitioned Mailbox application provides Call Answering subscribers with the ability to create submailboxes for multiple members of a household, or individual employees in small businesses.

Voice Messaging: The Voice Messaging application allows a subscriber to create and send voice messages to other mailbox subscribers without the need to actually speak to the recipient. Voice Messaging often includes all of the Call Answering features described above, as well as the ability to reply to, forward and send copies of messages.

Fax Services: Boston Technology supports a portfolio of facsimile applications, collectively being marketed as its AccessFAX (TRADEMARK) Applications. With Boston Technology's AccessFAX products, facsimile messages (documents) are stored within the subscriber's multimedia mailbox, and are managed in a similiar manner to voice messages, and can be outdialed and delivered to a fax machine.

Virtual Telephone Service: Virtual Telephone Service provides the subscriber with a mailbox that is associated with a telephone number, but not with a telephone. The subscriber can receive voice messages without receiving direct telephone calls and can access the mailbox through use of a subscriber passcode using a public telephone or any available tone-generating telephone.

Reminder Service: The Reminder Service application allows subscribers to record a reminder message for themselves and specify a future time and date when they would like to receive the reminder.

Pager Notification: The Pager Notification application is used by subscribers who wish to be notified by their paging system when messages have been deposited in their mailbox. When a caller leaves a message in the subscriber's mailbox, the platform stores the message in the mailbox and sends a signal to the subscriber's paging system, which then notifies the subscriber by pager that a message has arrived.

Special Delivery: With the Special Delivery feature, subscribers can designate a telephone number or group of numbers where message notification should be sent whenever they are temporarily away from their telephone. When a message is received in a subscriber's mailbox, the platform will dial the specified number and inform the person who answers that a message has arrived.

QuickACCESS (and design) (REGISTERED TRADEMARK) Automated Attendant: The QuickACCESS automated attendant application is used in a company to auto-matically answer incoming calls and route callers to the desired party or redirect calls when a line is busy or goes unanswered. The QuickACCESS application functions like a receptionist to answer an organization's main number or extensions and can be implemented full time or used as a back-up to a "live" receptionist. It is usually configured with Voice Messaging and provides multiple levels of administration to meet the needs of individual organizations.

Bulletin Board: The Bulletin Board application allows businesses, agencies, and other organizations to provide an automated way for callers to obtain information about their services or offerings. A caller to a bulletin board will encounter a general greeting followed by an audio menu of choices. The caller may select any item on the menu by pressing keys on the telephone keypad. The selection may then play the desired information or advance the caller to another menu level with additional selections.

Other Current capabilities offered on the platforms include:

Digital Message Networking: Digital Message Networking capabilities allow operators to support area-wide exchange of voice messages among voice mailboxes located on multiple platforms residing in dispersed central offices. Subscribers are able to send, reply to, and forward messages among subscriber mailboxes regardless of the location of the originating or destination mailboxes.

Addressing Domain: The Addressing Domain feature allows operators to group together Voice Messaging subscribers into common areas, such as area codes, city codes, or corporate networks, including customized numbering plans for subscribers in these areas.

Multiple Language Support: With Multiple Language Support, subscribers hear instructions in the language specified by the system administrator, or subscribers can select a language when they first set up their mailboxes. Languages which have been implemented include Arabic, Cantonese, English, Japanese, Mandarin, Portuguese, Spanish and Thai.

Operations, Administration and Maintenance (OA&M): Boston Technology provides a number of valuable features to assist the platform administrators in managing subscriber mailboxes, administering billing, collecting and reporting platform data, tracking alarm conditions, and ensuring platform security. OA&M capabilities are designed to easily integrate with existing network operations and engineering systems, and to allow operators to manage subscriber growth in a cost-effective manner.

New  Multimedia Products in Development

Videoconferencing and Video On-Demand: Boston Technology demonstrated integrated Videoconferencing and interactive Video On-Demand at Telecom 95 in Geneva in October 1995. Videoconferencing allows businesses to establish meetings that include both audio and visual real time communications. Video On-Demand is a capability that will have multiple applications with consumer and business vertical markets worldwide, including entertainment, education, and marketing.

AccessWEB (TRADEMARK) Internet Messaging: AccessWEB Internet Messaging is an application that will give end users access to their voice and fax messages from anywhere in the world, via the World Wide Web. Messages can be viewed on a personal computer screen and heard in a real-time environment and stored. AccessWEB Internet Messaging also allows the creation of custom distribution lists via the user's personal computer.

Product Development

Boston Technology believes that the ongoing, timely development of new products and applications and enhancements to existing products will be essential for the Company to maintain its competitive position, and the Company expects to continue to devote substantial resources to its research and development activities during fiscal year 1997. The Company also commits research and development resources to meet specific customer requests for particular hardware or software features when the volume of potential business justifies such an investment. Research and development expense for fiscal years 1996, 1995 and 1994 was $21,884,000, $13,709,000 and $15,000,000, respectively.

During its fiscal year ending January 31, 1997, Boston Technology expects to introduce enhancements to several of its applications and administration features, including Voice Messaging Services, Message Delivery Services, Fax Services and Digital Messaging, and deploy new software releases on the Access NP and the CO ACCESS Network Services Platforms. These releases will include applications targeted to North American and International consumer, business, and mobile markets.

Service and Support

Boston Technology's Worldwide Customer Service and Support organization provides the Company's customers with broad hardware and software support services. These services include technical training, full systems installation and network integration, as well as a variety of cost-effective services including and Customer-Assisted service programs. The Company maintains a centralized worldwide Technical Assistance Center ("TAC") at its headquarters in Wakefield, Massachusetts, and has regional satellite centers in Hong Kong and Tokyo.

The Company's standard warranty policy is to repair or replace faulty equipment during the warranty period, which is usually for a period of one year from system installation. Boston Technology also offers a supplemental and higher level of service coverage during the warranty coverage as part of its Systems Installation Service and also offers post-warranty service under its Service Max (TRADEMARK) Service Program.

Sales

The Company sells and licenses its systems in North America to operators through a direct sales organization. Because of the stringent technical and support requirements of the operators, the Company has developed close working relationships with its customers. By doing so, the Company believes that it is able to identify and meet future needs for new system features and capabilities.

Internationally, the Company works with both direct sales and local representatives to market and distribute its products. The Company has entered into distribution and marketing agreements with telecommunications companies in, among other places, Brazil, the Peoples Republic of China, Japan, Malaysia, Thailand and Taiwan, which the Company believes will help to expand sales of its products to international network operators. In fiscal 1996, the Company entered into a joint venture with Computel Computadores e Telecommunicacoes S.A. to sell and service Boston Technology's Platforms and Computel's Speech Bus products in Brazil.

The Company has gained extensive experience in deploying and marketing network services to mass markets. It is of direct interest to the Company to ensure that its customers succeed when introducing new services, or embarking on an enhanced services projects for the first time. Therefore, the Company's MEDALIST (REGISTERED TRADEMARK) Market Success Program is a key component of its overall marketing effort. The MEDALIST program is designed to assist the Company's customers in developing and implementing marketing programs for the enhanced services supported by the Company's platforms. In connection with the program, the Company provides consulting support, market-ing materials, seminars and other marketing tools to customers. By assisting its existing and prospective customers in developing the market for enhanced services, the Company believes that the market for, and usage of, its systems will continue to increase.

The Company currently has sales and technical support offices in the following areas: Wakefield, Massachusetts; San Ramon, California; Atlanta, Georgia; Park Ridge, Illinois; St. Louis, Missouri; Dallas, Texas; McKinney, Texas; Reston, Virginia; Seattle, Washington; Brookfield, Wisconsin; Canada; England; Germany; Hong Kong; Japan; Mexico; The Netherlands; and The United Arab Emirates.

Backlog

The Company's backlog at March 31, 1996 was approximately $77,000,000, compared to approximately $20,300,000 at March 31, 1995. The Company includes in backlog all purchase orders and other purchase commitments shippable within the next ten (10) months. Products shipped for customer trials are not included in backlog or revenue. The Company's backlog at any particular time may not be indicative of future revenues because of the possibility of order cancellations or changes.

Competition

The enhanced services systems industry is highly competitive and the Company expects that competition will intensify. Boston Technology's principal competitors in the operators market are Brite Voice Systems, Centigram Communications Corporation, Comverse Technology, Inc., Digital Sound Corporation, Glenayre Electronics, Inc., Octel Communications Corporation, Tecnomen Oy, and Unisys Corporation. Competition for the sale of enhanced services systems to network operators is based principally on capacity, high reliability and ability to provide multiple-application platforms integrated with telecommunications networks.

The Company believes that it will continue to encounter substantial competition from its existing competitors, and that other companies, many with considerably greater financial, technical, marketing and sales resources than Boston Technology, may enter the North American and International enhanced services systems markets.

Manufacturing

Boston Technology's manufacturing operations consist primarily of final assembly, integration, test and quality control of subsystem and system products. The Company presently uses third parties to perform printed circuit card assembly and sheet metal fabrication.

The Company supplements the standard parts and equipment that are procured from multiple sources with that of specific custom designed and contract manufactured assemblies. The Company currently procures digital switches, baseboards, voice cards and power supplies for its systems from sole source suppliers. The Company maintains stocking and/or manufacturing licensing arrangements with its key suppliers to mitigate the effects of any short-term delivery delays or interruptions. Alternate sources of all its components are available, however, the inability to obtain adequate supplies of any essential component could adversely effect the Company's operations.

The Company currently has approximately 25,000 square feet of space allocated to system assembly, integration, testing, quality control and inventory storage for manufacturing activities.

Employees

As of March 31, 1996, the Company employed 559 persons, including 98 contractors/temporary employees, of which 306 are employed in research and development. The Company believes that its future growth and success will depend in large part upon its ability to continue to attract and retain highly qualified personnel, who are in great demand. None of the Company's employees is represented by a labor union. The Company has never had a work stoppage and considers its employee relations to be very good.

Government Regulation

The Company attempts to stay abreast of regulatory issues in the areas of the world where it does business. Regulatory changes sometimes occur rapidly, and are not always predictable. Sudden or unforseen changes in the regulatory environment may have an impact on the Company's revenues and/or costs in any given part of the world.

	North America

Regulatory and judicial decisions at both the Federal and State level in the United States continue to impact the market for enhanced services. Regulatory activities at the state level have already opened many states to competition in the local exchange market. The Company believes that the February 1996 passage of the Telecommunications Act of 1996 will produce favorable conditions for expanded deployment of enhanced services by further opening the local and long distance telephone markets as well as the cable market to competition. Local and long distance telephone companies, competitive access providers, wireless providers, cable companies, and utilities will all be able to compete for telephone and cable customers. Additionally, the implementation of the Telecommunications Act will enable a broader range of enhanced services, such as information services and fax messaging, to be offered.

Opportunities for new enhanced services, such as Video On-Demand, have been created by advances in technology and regulatory decisions. Boston Technology has designed its network services software and platforms to support new enhanced services and believes it is well positioned to take advantage of the additional opportunities created by regulatory and technological changes. The Company believes that the domestic telephone market for traditional and new enhanced services will drive demand for Boston Technology's products and services as this market continues to expand.

	International

Telecommunications deregulation around the world will also impact the International markets' demand for enhanced services. While some countries continue to have a monopolistic telephone company providing service, most of the world is moving toward deregulation and will be closely watching the progress in the United States. Developing countries such as the Philippines, Malaysia, and Chile have dismantled the state-owned telephone monopolies and invited competitors to enter the market. A key driver is the much needed capital investment to build the telecommunications infrastructure in these developing countries so that they can compete globally. On January 1, 1998, the European telecommunications market will open to competition, as fifteen European Union countries plus Switzerland and Norway liberalize their markets. England, Sweden and Finland have open markets now; in England cable telephony has been successful in reaching consumers by bundling cable and telephony services at competitive rates. Companies are already active in forming consortiums, partnerships and other joint ventures to position themselves as the European alternative operators when the markets are opened, and these new players are investing billions of dollars in building networks and alliances.

Outside of Europe there are deregulatory activities in a variety of countries. Brazil recently passed legislation aimed at opening up the telecommunications market to competition but is meeting resistance from the strong labor unions concerned with the impact of competition on jobs. This will be a continued theme worldwide. The Japanese government has considered dividing NTT into one long-distance and two local carriers serving the eastern and western halves of Japan. In March of 1996 it was announced that consideration of this breakup was being postponed until the next regular parliamentary session, which begins in January 1997. The Mexican government has announced that the local and long distance telephone services market will be opened to competition on January 1, 1997, which will challenge TELMEX's monopoly. The Company believes that opportunities for enhanced services will be created by both technological changes, regulatory actions, and company restructuring in the international market.

Patents

The Company relies on a combination of patent, trade secret and copyright law, license, escrow and non-disclosure agreements, and technical measures to protect its rights in its products.

The Company currently holds nine United States patents, two Australian patents, two New Zealand patents, and one Canadian patent. The Company's patents expire at various times beginning in 2008.

The Company believes intellectual property protection is important in the highly competitive market for enhanced service systems, and intends to seek additional patent protection. There can be no assurance, however, that any patent application filed by the Company will result in a patent being issued, or that any patent issued to the Company will be held valid if challenged. Furthermore, the Company may become the subject of claims that the Company's products infringe upon the propriety rights of others, and there can be no assurance that any claims against the Company will not result in costly litigation or require the Company to license the intellectual property rights of third parties.

Trademarks and Service Marks

QuickACCESS (and design), CO ACCESS and MEDALIST are registered trademarks of the Company. Access NP, AccessMAX, AccessWEB, and AccessFAX are trademarks of the Company. Connect With Success, Communications for the Way We Live and AccessMAX Connect Alliance are service marks of the Company. Touch-Tone is a federally registered trademark of AT&T, UL is a federally registered trademark of Underwriters Laboratories, Inc. and Advanced Intelligent Network is a trademark of BellSouth Telecommunications, Inc.

Technology Licenses

Boston Technology has entered into patent license agreements with three companies, under which the Company has obtained non-exclusive licenses to make, have made, use and sell certain inventions relating to voice messaging and voice processing covered by the claims of the licensors' products.

The Company has a perpetual, fully-paid license to certain technology owned by Northern Telecom to facilitate integration of the Company's products to Northern Telecom's switches. Boston Technology has obtained certain non-exclusive, non-transferable, non-assignable source code licenses from The Santa Cruz Operation, Inc. and Novell, Inc. that allow the Company to use specified source code and related documentation for certain support and maintenance of the Company's CO ACCESS systems. No royalty payments are required under Boston Technology's license with the Santa Cruz Operation, Inc. An annual right-to-use fee was paid to Novell, Inc. in fiscal 1995 for the use of its source code.


ITEM 2. PROPERTIES

As of January 31, 1996, the Company leased approximately 170,000 square feet in Wakefield, Massachusetts pursuant to a lease that expires in fiscal 2004. In March of 1996, the Company leased an additional 15,000 square feet and plans to occupy another 15,000 square feet in May of 1996. The Company also leases approximately 16,000 square feet in Woburn, Massachusetts pursuant to a lease which is due to expire in October of 1996. This lease may be extended, but if it is terminated the Woburn employees will be consolidated into the Wakefield facility. The Company is currently evaluating the need for additional space requirements based on the forecasted growth of its employee base.

The Company also leases sales and support offices in seven different locations throughout the United States and one in each of Germany, Hong Kong, Japan, Mexico and the Netherlands. The current aggregate annual base rent for all leased offices for fiscal 1997 will be approximately
$4,025,000.


ITEM 3. LEGAL PROCEEDINGS

On or about November 16, 1995, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania captioned "John Eades v. Boston Technology, Inc., Greg C. Carr, Francis E. Girard, Joseph
E. Norberg, Paul W. DeLacey, William J. Burke and John C.W. Taylor", Civil Action No. 95-CV-7236. On or about November 20 and 21, 1995, respectively, essentially identical complaints were filed in the same court captioned "Jacob Turner v. Boston Technology, Inc., Greg C. Carr, Francis E. Girard, Joseph E. Norberg, Paul W. DeLacey, William J. Burke and John C.W. Taylor", Civil Action No. 95-CV-7295, and "Gerald Tobin v. Boston Technolgy, Inc., Greg C. Carr, Francis E. Girard, Joseph E. Norberg, Paul W. DeLacey, William J. Burke and John C.W. Taylor", Civil Action No. 95-CV-7317. Each of the plaintiffs purports to represent a class of purchasers of the common stock of the Company between and including May 17, 1995 through November 15, 1995. Each complaint claims that the named defendants violated Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated pursuant thereto, by virtue of false or misleading statements made during the class period. Each complaint claims that the individual defendants are liable as "control persons" under Section 20(a) of that Act. In addition, the complaints claim that the individual defendants sold some of their own common stock of the Company, during the purported class period, at times when the market price for the stock allegedly was inflated. No response has been made to the three complaints, which have been consolidated by the Court. The plaintiffs are required to file an amended complaint which will govern proceedings in all three cases on or before May 6, 1996. Boston Technology and the defendants deny the allegations and intend to contest these cases vigorously.

On December 29, 1995, AudioFAX, Inc., a Georgia corporation, brought a breach of contract action and a patent infringement action against the Company in the U.S. District Court for the Northern District of Georgia, Atlanta division, alleging breach of contract and infringement of certain of its facsimile processing patents (the "AudioFAX Patents"). In its Complaint, AudioFAX is seeking to enjoin Boston Technology from allegedly continuing to breach the technology license agreement between the parties, to enjoin the Company from allegedly continuing to infringe the AudioFAX Patents, and to be awarded an unspecified amount of compensatory damages in excess of $50,000, treble damages as a result of the alleged willful infringement, and interest, expenses and attorneys' fees. The parties are engaged in settlement discussions and have stipulated that the Company will file an Answer to AudioFAX's action by May 17, 1996. Boston Technology believes that it does not infringe any valid, enforceable claim of the AudioFAX Patents. The Company intends to contest AudioFAX's claims vigorously. However, if a final decision is reached on the merits of the action and the Company is found to have infringed the AudioFAX Patents, such a decision may have a material adverse effect on the Company.

No loss provisions have been made for these lawsuits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               1996 Fiscal Quarter Ended
                        April 30    July 31    October 31   January 31
                        ________    _______    __________   __________
Common stock prices
 High                   $16.75       $20.63      $19.13        $15.63
 Low                    $12.13       $13.50      $12.25        $11.00


                              1995 Fiscal Quarter Ended
                       April 30    July 31    October 31   January 31
                       ________    _______    __________   __________
Common stock prices
 High                   $14.38       $13.75      $16.50        $18.63
 Low                    $10.25       $ 7.88      $ 9.00        $12.75


The above figures are based upon the daily closing stock prices as reported by NASDAQ, and may not reflect higher or lower individual stock trades.

As of March 31, 1996, there were approximately 2,012 holders of record of the Company's common stock.

The Company's shares are traded on the Nasdaq National Market ("NNM"). No cash dividends have been paid on the Company's common stock. The Company currently intends to retain all of its earnings to finance future growth and, accordingly, does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's line of credit prohibits the payment of dividends without the consent of the lender.

ITEM 6. SELECTED FINANCIAL DATA

The following tables should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

Consolidated Statements of                  For years ended January 31,
 Operations:                       1996     1995     1994     1993     1992
                                   ----     ----     ----     ----     ----
                                     (in thousands, except per share data)

Revenues                         $105,267  $89,056  $70,315  $49,451  $36,397

Cost and expenses:
   Cost of revenues                41,087   28,257   22,695   17,246   13,354
   Research and development        21,884   13,709   15,000   10,338   11,665
   Marketing, general and
      administrative               37,085   29,510   23,692   18,160   14,722
   Warrants & other costs
	     associated with
      contract acquisition         21,000       --       --       --       --
                                   ------   ------   ------   ------   ------
(Loss) income from operations     (15,789)  17,580    8,928    3,707   (3,344)

Interest income, net                1,004      891      367      290      729
                                   ------   ------   ------   ------   ------
(Loss) income before provision
	  for (benefit from)
   income taxes                   (14,785)  18,471    9,295    3,997   (2,615)

Provision for (benefit from)
   income taxes                       105    5,527    2,598      927     (236)
                                   ------   ------   ------   ------   ------
Net (loss) income                $(14,890) $12,944   $6,697   $3,070  $(2,379)

Net (loss) income per share         $(.60)    $.50     $.27     $.13    $(.11)

Weighted average number of common
	  and common equivalent
   shares outstanding              24,859   25,751   25,107   23,475   22,505


Consolidated Balance Sheet Data:                    January 31,
                                    1996     1995     1994     1993     1992
                                    ----     ----     ----     ----     ----
                                                (in thousands)

Working capital                   $38,629  $44,316  $31,284  $22,326  $15,185
Total assets                       84,661   80,289   65,274   41,270   32,281
Short-term debt, including
	  current portion of
   long-term debt                     275      542      155      180      143
Long-term debt, excluding
   current portion                     --      500    1,042      190      343
Stockholders' equity               54,314   56,792   40,841   31,643   24,929

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

	General. This annual report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Future Operating Results and Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurence of unanticipated events.

	Significant Transactions. During the fourth quarter of fiscal 1996, the Company entered into an agreement with AT&T Corporation (AT&T) for the supply of the Company's Access NP Network Services Platform and its AccessMAX object-oriented software. The service offering targeted by AT&T with this platform is community telephone messaging for the 110,000 primary and secondary schools in the United States as a part of the AT&T Learning Network announced October 31, 1995. Pursuant to the agreement, the Company issued to AT&T warrants to purchase 4,908,800 shares of Boston Technology's common stock at an exercise price of $14.00 per share. The warrants vest over a five year period. In conjunction with the issuance of the warrants and the start-up costs associated with the agreement, Boston Technology took a non-cash, non-deductible charge of $21,000,000 to earnings in the fourth quarter of fiscal 1996. The $21,000,000 charge was due primarily to the fair market value of the warrants (see Note 8 to the Financial Statements).

Excluding the $21,000,000 charge for the AT&T contract, fiscal 1996 pro forma income from operations, net income and earnings per common share versus fiscal 1995 would have been as follows:

PRO FORMA:                                             For the twelve
                                                 months ended January 31,
                                                   1996            1995
                                                   ----            ----

Income from operations, excluding AT&T charge   $5,211,000      $17,580,000

Net income                                      $4,918,000      $12,944,000

Net income per share                                  $.19             $.50
Weighted average common and common
   equivalent shares outstanding                26,014,000       25,751,000

Results of Operations

	Revenues. Total revenues for the year ended January 31, 1996 were $105,267,000, an increase of $16,211,000, or 18%, over fiscal 1995. Total
North American revenues, generated by sales to Regional Bell Operating Companies (RBOCs), independent telephone companies, a cable company and a competitive access provider, were $42,480,000, a decrease of $16,924,000, or 28%, versus fiscal 1995. This decrease in revenue was due primarily to a reduction in volume from Bell Atlantic and also to lower average system prices in fiscal 1996 due to a higher volume of smaller system sales.
Total International revenues were $62,787,000, an increase of $33,135,000, or 112%, versus fiscal 1995. This increase was due to additional sales to existing international customers, particularly in Japan, expansion into new geographic markets, and custom modification and enhancement activities. In fiscal 1996, International revenues comprised 60% of the Company's total revenues. In fiscal 1997, the Company anticipates International revenues to approximate fiscal 1996 levels, with potential growth in North American revenues over fiscal 1996.

	Total revenues for the year ended January 31, 1995 were $89,056,000, an increase of $18,741,000, or 27%, over the previous year. Total North
American revenues, generated by sales to RBOCs, independent telephone companies and a competitive access provider, were $59,404,000, an increase of $3,109,000, or 6%, over fiscal 1994. Total International revenues were $29,652,000, an increase of $15,632,000, or 111%, compared to fiscal 1994.
This increase was due to additional sales to existing international customers, expansion into new geographic markets, and custom modification
and enhancement activities.   In fiscal 1995, International revenues
comprised 33% of total revenues.

	Gross Profit. Gross profit increased by 6% from fiscal 1995 to fiscal 1996, by 28% from fiscal 1994 to fiscal 1995, and by 48% from fiscal 1993 to fiscal 1994, principally as a result of increased revenues. As a percentage of revenues, gross profit decreased to 61.0% in fiscal year 1996 versus 68.3% in fiscal 1995 due primarily to a significantly higher number of smaller system sales, which carry lower profit margins. As a percentage of revenues, gross profit increased slightly to 68.3% in fiscal 1995 from 67.7% in fiscal 1994. This increase in gross profit as a percentage of revenues in fiscal 1995 was due primarily to increased sales of system upgrades, which carry a higher gross margin, partially offset by lower margins achieved on custom modification and enhancement activities. Due to competitive pricing pressures and the potential for the continued deployment of smaller, low margin systems during fiscal 1997, especially under the AT&T agreement described above, the Company expects gross margin as a percentage of revenues to decline during fiscal 1997 from fiscal 1996 levels.

	Research and Development Expenses. The Company is involved in several research and development programs that are funded in whole or in part by its customers. Customer funding is recorded as a reduction to research and development expense, and is recognized as development activities occur. Amounts received from customers for research and development funding are included on the balance sheet as deferred customer funding until they are recognized. Customer funding offsets against research and development expense for the years ended January 31, 1996, 1995 and 1994 amounted to approximately $5,051,000, $8,162,000 and $3,241,000, respectively.

	 Net research and development expenses for fiscal 1996 increased by $8,175,000, or 60%, over fiscal 1995 due partially to a $3,111,000 decrease in customer funding offsets against these expenses in fiscal 1996 compared to fiscal 1995. Excluding the effect of customer funding offsets, absolute research and development spending in fiscal 1996 increased $5,064,000, or

23%, over fiscal 1995, reflecting customers' increased demand for unique products as well as for custom modifications and enhancements for their installed base of equipment. As a result, net research and development expense was 21% of total revenues for fiscal 1996. Software development costs incurred after the establishment of technological feasibility, which would be eligible for capitalization, have not been significant and have not been capitalized.

	Net research and development expenses for fiscal 1995 decreased by $1,291,000 due to a $4,921,000 increase in customer funding offsets against these expenses in fiscal 1995 compared to fiscal 1994. Excluding the effect of customer funding offsets, absolute research and development spending in fiscal 1995 increased $3,630,000 over fiscal 1994, due primarily to increased demand for custom modifications and enhancements.
As a percentage of revenues, net research and development expense was 15% and 21% for the years ended January 31, 1995 and 1994, respectively.

	The Company continues to improve its products and to develop new products and system features, including new hardware platforms, advanced networking and call processing applications and enhancements to its software to meet market requirements. Research and development expenses, both on a net and absolute spending basis, for fiscal year 1997 are expected to increase from fiscal 1996 levels as the Company continues to develop new applications and enter new markets.

	Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $37,085,000, an increase of $7,575,000, or 26%, from fiscal 1995 to fiscal 1996 as compared to an increase of 25% from fiscal year 1994 to 1995. The absolute spending increases in fiscal 1996 and 1995 were primarily due to the Company's additional staffing in the marketing and worldwide sales and service organizations to support the Company's growth. As a percentage of total revenues, marketing, general and administrative expenses increased to 35% in fiscal 1996 from 33% in fiscal 1995, and from 34% in fiscal 1994. The Company significantly increased its international presence during fiscal 1996, and, as a result, expects marketing, general and administrative expenses in fiscal 1997 to increase in absolute dollars.

	Operating (Loss) Income. The Company had a loss from operations of $15,789,000 for fiscal 1996, versus income from operations of $17,580,000 in fiscal 1995. The loss was due primarily to a $21,000,000 charge in the fourth quarter of fiscal 1996 for the acquisition of a contract with AT&T (see Note 8 and under "General" section above). In fiscal 1995, the Company had income from operations of $17,580,000, an increase of $8,652,000, or 97%, over income from operations in fiscal 1994. The Company had income from operations of $8,928,000 for fiscal 1994, an increase of $5,221,000, or 141%, over income from operations of $3,707,000 for fiscal 1993. The increases in operating income in fiscal 1995 and 1994 reflect increased total revenues and improved gross margins, partially offset by increased research and development expenses and marketing, general and administrative expenses.

	Interest Income. Net interest income for fiscal 1996 was $1,004,000, versus $891,000 in fiscal 1995 and $367,000 in fiscal 1994. The increase in interest income in fiscal 1996 and 1995 over 1994 was due partially to higher average investment balances, to slightly higher interest rates and to interest income on long term leases.

	Income Taxes. For the fiscal year ended January 31, 1996, the Company recorded a provision for income taxes of $105,000, which was lower than the expected tax benefits due principally to the non-recognition of the tax benefits related to the AT&T warrants issued. For the fiscal year ended January 31, 1995, the Company recorded a provision for income taxes of $5,527,000, which includes a reduction of the valuation allowance for the utilization of research and development tax credits. For the fiscal year ended January 31, 1994, the Company recorded a provision for income taxes of $2,598,000, which includes a reduction of the valuation allowance for the utilization of net operating loss carryforwards and research and development tax credits.

Future Operating Results and Risk Factors

	The reader should consider the following important factors, among others, which in some cases have affected, and in the future could affect, the Company's actual results in future quarters and fiscal years to differ materially from those expressed in forward-looking statements made by, or on behalf of, the Company.

	Historically, the Company has operated with minimal backlog, however, at March 31, 1996, backlog is $77,000,000, up from $20,300,000 at March 31,
1995. Although this backlog increase has provided greater visibility for near-term revenues, revenues earned in any quarter will continue to be largely dependent on orders booked, built, and shipped in that quarter.
The Company has also experienced a pattern of recording the majority of its quarterly revenues in the third month of the quarter.

	Historically, a substantial portion of the Company's revenues have been attributed to a limited number of customers in North America, Bell Atlantic in particular. The Company also has a high average system revenue per transaction therefore, the loss of any one customer, or a significant decline in their volume, could have a material adverse effect on the
Company's business and its results of operations. Although North American revenue was significantly lower during fiscal 1996 versus fiscal 1995, increased International business mitigated any adverse effect. The
Company's ability to increase future revenues may depend on its ability to generate sufficient revenues to substitute for reduced purchases by one or more major customers. In addition, the Company's operating expenses are incurred ratably throughout each quarter and are relatively fixed in the
short term.   As a result, if projected revenues are not realized in the expected period, the Company's operating results for that period could be adversely affected.

	The Company's revenue stream depends on its ability to enhance its existing software products and to introduce new products on a timely and cost-effective basis. This includes any customer-required custom software enhancements required in the normal course of product delivery. If the Company were to delay the introduction of new products, or to delay the delivery of specific custom software enhancements, the Company's operating results could be adversely affected.

	The International portion of the Company's business, which represented 60% of fiscal 1996 revenues, is subject to a number of inherent risks, including difficulties in building and managing international operations and international reseller networks, international service and support of the Company's products, difficulties or delays in translating products into foreign languages, fluctuations in the value of foreign currencies, import/ export duties and quotas, and unexpected regulatory, economic or political changes in international markets. Due to the competitive environment in the international marketplace, certain international customers may require longer payment terms; as a result, days sales outstanding may periodically extend beyond ninety days on amounts due from these customers.

	As a result of the increase in International business, the Company's revenues may increasingly be denominated in foreign currencies. To date, foreign currency fluctuations have not had a material adverse effect on the Company's operating results. While the Company has periodically engaged in hedging transactions to cover its currency translation exposure, the increase in International business may require the Company to engage in these types of transactions more frequently to mitigate the effect of foreign currency fluctuations.

	The Company sells substantially all of its product to companies in the telecommunication industry. This industry is undergoing significant change as a result of the recent passage of the telecommunications bill, reducing restrictions on competition within the industry. The enhanced services systems industry is already highly competitive and the Company expects competition to intensify. Competition for the sale of enhanced services systems to network operators is based principally on capacity, high reliability and ability to provide multiple-applications platforms integrated with telecommunications networks. The Company believes that it will continue to encounter substantial competition from its existing competitors, and that other companies, many with considerably greater financial, technical, marketing and sales resources than Boston Technology, may enter the enhanced services systems markets. Also, sudden or unforseen changes in the regulatory environment may have an impact on the Company's revenues and/or costs in any given part of the world.

	Certain components of the Company's products are currently purchased from a single source and, although the Company believes that alternate sources are available, any interruption in the supply of such components could adversely affect the Company's operating results.

Liquidity and Capital Resources

	Cash, cash equivalents and short-term investments decreased by $11,843,000, or 46%, from January 31, 1995 levels to $13,929,000 at January
31, 1996. The decrease is due primarily to the repurchase of 750,000 shares of the Company's common stock for $10,663,000. Also during fiscal 1996, the Company invested $1,000,000 in a joint venture in Brazil (see
Note 6). Pursuant to the joint venture agreement, the Company must provide $1,000,000 to the joint venture for working capital during each of fiscal years 1997 and 1998. Cash, cash equivalents and short-term investments decreased to $25,772,000 at January 31, 1995, from $31,848,000 at January 31, 1994, a decrease of $6,076,000.

	Net cash from operations totalled $4,310,000 for the year ended January 31, 1996 versus cash used by operations of $3,043,000 for the year ended January 31, 1995, and compared to net cash provided by operations totaling $21,683,000 for the year ended January 31, 1994. Accounts receivable decreased $1,584,000 to $28,892,000 at January 31, 1996 versus $30,476,000 at January 31, 1995 due to improved cash collection efforts. Accounts receivable increased $15,183,000 over fiscal 1994 to $30,476,000 as of January 31, 1995. This increase had three major components. The first component was approximately $7,789,000 due from contracts for custom modification and enhancement activities. The second component was approximately $3,435,000 due from certain international accounts as a result of extended payment terms. The third component was approximately $3,959,000 due to incremental sales made to customers in North America.
Due to the competitive environment in the international marketplace, certain international customers may require longer payment terms; as a result, days sales outstanding may periodically extend beyond ninety days on amounts due from these customers.

	Inventories at January 31, 1996, 1995, and 1994 were $16,951,000,
$8,298,000 and $5,340,000, respectively. The increase in inventories at January 31, 1996 was due primarily to the transition from the CO ACCESS platform to the Access NP Network Services Platform, as additional inventories were necessary to support the introduction of Access NP Platforms while also maintaining adequate support for the CO ACCESS customer base. The increase in inventories at January 31, 1995 was required to support ongoing customer trials, higher planned revenues, and the new Access NP Platform introduction.

	The Company's investment in sales type leases was $3,128,000 as of January 31, 1996, a decrease of $1,224,000 versus January 31, 1995 due primarily to scheduled customer payments. The Company's investment in sales type leases was $4,352,000 as of January 31, 1995, an increase of $1,679,000 over fiscal 1994. In fiscal 1995, approximately $3,913,000 of sales type lease receivables were originated with international customers while approximately $2,234,000 of sales type lease receivables were sold with recourse or collected.

	Prepaid expenses at January 31, 1996 increased $1,266,000 due primarily to a $1,131,000 prepayment for production materials under a volume purchase agreement (see Note 11). At January 31, 1996, the Company had a receivable of $3,886,000 representing estimated federal and state tax overpayments
(see Note 10), and also recorded a net deferred tax asset of $2,080,000, versus $183,000 at January 31, 1995 (see Note 10). Accounts payable increased $6,373,000 to $11,253,000 at January 31, 1996, due primarily to higher inventory levels.

	Purchases of property, equipment, license agreements, and other assets were $8,143,000, $4,832,000, and $4,517,000, in fiscal years 1996, 1995, and 1994, respectively. The increase in property and equipment during fiscal 1996 was due primarily to the purchase of computer workstations as a result of increased headcount, and test equipment as a result of the release of the new Access NP Platform. Management believes that capital expenditures for fiscal 1997 will approximate fiscal 1996 levels and will continue to be concentrated in the areas of research and development and computer equipment.

	Cash flow used by financing activities was $8,309,000, as compared to cash flow from financing activities of $1,816,000 and $1,683,000 in fiscal years 1995 and 1994, respectively. The decrease in cash flow was due primarily to the repurchase during fiscal 1996 of 750,000 shares of common stock at an average price of $14.22 per share. In fiscal 1995 and 1994, cash flows consisted primarily of proceeds from the purchase of common stock through the exercise of stock options and through the Company's employee stock purchase plan.

	The Company maintains a $25,000,000 revolving credit facility with two banks. Borrowings are collateralized by the Company's accounts receivable and inventories and bear interest at the prime rate. The credit facility is scheduled to expire on July 6, 1997. This revolving credit facility also has a 1/2 of 1% annual commitment fee on the unused portion. The facility contains quarterly covenants which, among other things, require the Company to maintain certain financial ratios, specified levels of equity, and other restrictions. The Company also has available an aggregate $50,000,000 uncollateralized line of credit for forward foreign exchange contracts with two banks. These lines of credit are scheduled to expire on July 6, 1997.

	The Company believes that its cash, cash equivalents and short-term investments, along with cash generated from operations and unused credit facilities will be sufficient to meet the Company's cash requirements and to fund operations at least through January 31, 1997.

	The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123). Under FAS 123 the Company is required to elect either expense recognition or the disclosure-only alternative for stock based employee compensation. The expense recognition provision encouraged by FAS 123 would require fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. FAS 123 must be adopted in the Company's fiscal 1997 financial statements with comparable disclosures for the prior years presented. The Company has determined that it will elect the disclosure-only alternative. The Company will be required to disclose the pro forma income or loss and the per share amounts in the notes to the financial statements using the fair value based method. The Company has not determined the impact of these pro forma adjustments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED
			                   FINANCIAL STATEMENT SCHEDULE



                                                                  Sequential
Description                                                       Page Number

Report of Independent Accountants .................................     18

Consolidated Balance Sheets as of January 31, 1996 and 1995........     19

Consolidated Statements of Operations for the Years Ended
January 31, 1996, 1995 and 1994....................................     20

Consolidated Statements of Stockholders' Equity for the Years
Ended January 31, 1994, 1995 and 1996..............................     21

Consolidated Statements of Cash Flows for the Years Ended
January 31, 1996, 1995 and 1994....................................     22

Notes to Consolidated Financial Statements.........................     23

Report of Independent Accountants .................................     35

Schedule II-Valuation and Qualifying Accounts for the Years
Ended January 31, 1996, 1995 and 1994..............................     36


All other schedules are omitted since they are either not required, not applicable, or the information is otherwise shown in the Consolidated Financial Statements or the Notes thereto.

                    		REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Boston Technology, Inc.:


We have audited the accompanying consolidated balance sheets of Boston Technology, Inc. as of January 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Technology, Inc. as of January 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 1996 in conformity with generally accepted accounting principles.




                                           /s/ COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
February 29, 1996

			                            BOSTON TECHNOLOGY, INC.

                    		      CONSOLIDATED BALANCE SHEETS

                                                        January 31,
                                                     1996           1995
              ASSETS                                 ----           ----
Current assets:
   Cash and cash equivalents                      $13,929,000     $19,715,000
   Short-term investments                                  --       6,057,000
   Accounts receivable, less allowances
      of $1,554,000 and $799,000                   28,892,000      30,476,000
   Net investment in sales type leases              2,771,000       1,234,000
   Inventories                                     16,951,000       8,298,000
   Income taxes receivable                          3,886,000              --
   Prepaid expenses and other current assets        2,130,000         864,000
                                                   ----------      ----------
Total current assets                               68,559,000      66,644,000

Net investment in sales type leases                   357,000       3,118,000
Property and equipment, net                        10,597,000       7,474,000
Deferred taxes                                      2,080,000         183,000
Other assets                                        3,068,000       2,870,000
                                                   ----------      ----------
TOTAL ASSETS                                      $84,661,000     $80,289,000
                                                   ==========      ==========
	       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt              $   275,000     $   542,000
   Accounts payable                                11,253,000       4,880,000
   Income taxes payable                                    --         669,000
   Accrued expenses                                 9,981,000      10,229,000
   AT&T contract accrual                            2,060,000              --
   Deferred customer funding                        2,825,000       4,267,000
   Deferred revenues                                3,536,000       1,741,000
                                                   ----------      ----------
Total current liabilities                          29,930,000      22,328,000

Long-term debt and other long-term liabilities        417,000       1,169,000

Commitments and contingencies (Note 11)

Stockholders' equity:
   Common stock, $.001 par value, 60,000,000 and
   35,000,000 shares authorized; 25,344,814 and
   24,759,302 shares issued                           25,000           25,000
   Additional paid-in capital                     57,048,000       35,094,000
   Retained earnings                               5,557,000       21,689,000
   Treasury stock, at cost, 613,119 shares        (8,599,000)              --
   Cumulative translation adjustment                 283,000          (16,000)
                                                  ----------       ----------
Total stockholders' equity                        54,314,000       56,792,000
                                                  ----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $84,661,000      $80,289,000
                                                  ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

			                     			BOSTON TECHNOLOGY, INC.

                 		CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Years Ended January 31,
                                       1996           1995            1994
                                       ----           ----            ----
Revenues                           $105,267,000    $89,056,000     $70,315,000

Costs and expenses:
   Cost of revenues                  41,087,000     28,257,000      22,695,000
   Research and development          21,884,000     13,709,000      15,000,000
   Marketing, general and
      administrative                 37,085,000     29,510,000      23,692,000
   Warrants & other costs
      associated with AT&T contract
      acquisition (see Note 8)       21,000,000             --              --
                                    -----------     ----------      ----------
                                    121,056,000     71,476,000      61,387,000

(Loss) income from operations       (15,789,000)    17,580,000       8,928,000

Interest income                       1,169,000      1,098,000         470,000
Interest expense                       (165,000)      (207,000)       (103,000)
                                    -----------     ----------      ----------
(Loss) income before provision for
   income taxes                     (14,785,000)     18,471,000      9,295,000
Provision for income taxes              105,000       5,527,000      2,598,000
                                    -----------     ----------      ----------
Net (loss) income                  $(14,890,000)    $12,944,000     $6,697,000
                                    ===========      ==========      =========

Net (loss) income per share               $(.60)           $.50           $.27


Weighted average number of common
   and common equivalent shares
   outstanding                       24,859,000      25,751,000     25,107,000


The accompanying notes are an integral part of the consolidated financial statements.

                                 			      BOSTON TECHNOLOGY, INC.

                          		  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         		For the Years Ended January 31, 1994, 1995 and 1996
                                 			(in thousands, except share amounts)

                                                 Additional                                 Cumulative     Total
                                   Common Stock    Paid-In   Retained     Treasury Stock    Translation  Stockholders'
                                  Shares  Amount   Capital   Earnings     Shares   Amount    Adjustment    Equity
                                  ______  ______   _______   ________    _______    ______   __________    ______
Balance, January 31, 1993       23,602,830   $24   $29,571     $2,048         --        --        --      $31,643

Exercise of stock options          521,306    --     1,448         --         --        --        --        1,448
Employee stock purchase plan        93,047    --       408         --         --        --        --          408
Tax benefit of disqualifying
   dispositions of incentive
   stock options                        --    --       645         --         --        --        --          645
Net income for the year
   ended January 31, 1994               --    --        --      6,697         --        --        --        6,697
                                __________   ____   ______     ______      _____     _____   _______      _______
Balance, January 31, 1994       24,217,183     24   32,072      8,745         --        --        --       40,841

Exercise of stock options          482,431      1    1,470         --         --        --        --        1,471
Employee stock purchase plan        59,688     --      500         --         --        --        --          500
Tax benefit of disqualifying
   dispositions of incentive
   stock options                        --     --    1,052         --         --        --        --        1,052
Translation adjustments                                                                         $(16)         (16)
Net income for the year
   ended January 31, 1995               --     --       --      12,944        --        --        --       12,944
                                __________   ____   ______      ______     _____     _____   _______      _______
Balance, January 31, 1995       24,759,302     25   35,094      21,689        --        --       (16)      56,792

Common stock purchased                  --     --       --          --  (750,000) $(10,663)       --      (10,663)
Exercise of stock options          557,967     --    2,003      (1,146)  109,334     1,649        --        2,506
Employee stock purchase plan        27,545     --      296         (96)   27,547       415        --          615
Tax benefit of disqualifying
   dispositions of incentive
   stock options                        --      --   1,055          --        --        --        --        1,055
Stock warrants issued                   --      --  18,600          --        --        --        --       18,600
Translation adjustments                 --      --      --          --        --        --       299          299
Net loss for the year
   ended January 31, 1996               --      --      --     (14,890)       --        --        --      (14,890)
                                __________    ____  ______      ______   _______     _____    ______     ________
Balance, January 31, 1996       25,344,814     $25 $57,048      $5,557  (613,119)  $(8,599)     $283      $54,314

The accompanying notes are an integral part of the consolidated financial statements.

                           			BOSTON TECHNOLOGY, INC.
                     		CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Years Ended January 31,
                                        1996            1995            1994
                                     __________     ___________     __________
Cash flows (used by) from operating activities:
Net (loss) income                  $(14,890,000)    $12,944,000     $6,697,000
Reconciliation of net (loss) income
   to cash flows from (used by) operating
   activities:
   Depreciation and amortization      4,822,000       3,756,000      3,221,000
   Provision for bad debt               755,000         509,000        140,000
   Rent expense in excess of payments  (195,000)       (153,000)       (69,000)
   Deferred income taxes             (1,897,000)        (92,000)       (91,000)
   Non-cash charge for warrants
      issued                         18,600,000              --             --
   Changes in operating assets
      and liabilities:
      Accounts receivable               829,000     (15,692,000)    (4,119,000)
      Net investment in sales
         type leases                  1,224,000      (1,679,000)     1,150,000
      Inventories                    (8,653,000)     (2,958,000)      (779,000)
      Prepaid expenses and other
       	 current assets              (1,266,000)       (102,000)       (33,000)
      Accounts payable                6,373,000         923,000        216,000
      Accrued expenses                1,812,000       4,799,000        953,000
      Deferred revenues               1,795,000          15,000      1,431,000
      Deferred customer funding      (1,442,000)     (5,914,000)    10,181,000
      Other long-term liabilities       (57,000)        147,000             --
      Income taxes                   (3,500,000)        454,000      2,785,000
                                     __________      __________     __________
Cash flows from (used by)
   operating activities               4,310,000      (3,043,000)    21,683,000

Cash flows used by investing activities:
   Purchase of property and
      equipment, net                 (6,546,000)     (4,442,000)    (2,842,000)
   Purchase of investments           (3,429,000)    (14,946,000)   (11,238,000)
   Redemption of investments          9,486,000      12,694,000      9,662,000
   Investment in joint venture       (1,000,000)             --             --
   Purchase of license agreements
      and other assets                 (597,000)       (390,000)    (1,675,000)
                                     __________      __________     __________
Cash flows used by
   investing activities              (2,086,000)     (7,084,000)    (6,093,000)

Cash flows from (used by) financing activities:
   Principal payments under
      financing obligations            (767,000)       (155,000)      (173,000)
   Proceeds from issuance of
      common stock                    2,506,000       1,471,000      1,448,000
   Purchases of treasury stock      (10,663,000)             --             --
   Proceeds from employee stock
      purchase plan                     615,000         500,000        408,000
                                     __________      __________     __________
Cash flows (used by) from financing
   activities                        (8,309,000)      1,816,000      1,683,000

Effect of exchange rate changes
   on cash                              299,000         (17,000)            --
                                    ___________     __________     __________
Net (decrease) increase in cash
   and cash equivalents              (5,786,000)     (8,328,000)    17,273,000

Cash and cash equivalents at
   beginning of year                 19,715,000      28,043,000     10,770,000
                            				    ___________     ___________    ___________
Cash and cash equivalents at
   end of year                      $13,929,000     $19,715,000    $28,043,000
                            				    ===========     ===========    ===========

Supplemental disclosures of cash flow information:
   Interest paid                    $   185,000     $   163,000    $   137,000
   Income taxes paid                  5,047,000       4,300,000        385,000

Supplemental disclosures of non-cash investing and
financing activities:
   Tax benefit of disqualifying dispositions
      of incentive stock options      1,055,000       1,052,000        645,000
   License agreement acquired for
      long-term debt                         --              --      1,000,000

The accompanying notes are an integral part of the consolidated financial statements.

Notes To Consolidated Financial Statements

1.  DESCRIPTION OF BUSINESS

	Boston Technology, Inc. (the "Company") provides specialized technology and support to enable network operators to develop customized telecommunica-tions services across the country and around the world. The Company provides network-based platforms, software and applications to wireless and wireline operators. These services give growing numbers of people conveniences like call answering, voice messaging and fax services over wireless and wireline networks.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

	The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The equity method of accounting is used for an investment in a joint venture.

Reclassifications

	Certain amounts in fiscal 1995 and fiscal 1994 financial statements have been reclassified to conform to the fiscal 1996 presentation.

Cash and Cash Equivalents

	All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. In accordance with the terms of a patent license agreement, as of January 31, 1996, the Company had restricted cash of $275,000 which is included in cash and cash equivalents. This amount was paid in February, 1996 (see Note 9). At January 31, 1995, the Company had restricted cash of $1,000,000 of which $500,000 was included in cash and cash equivalents, and $500,000 was included in short-term investments.

Investments

	Investments that mature ninety-one days to twelve months from the date of purchase are classified as short-term investments, and investments with maturities of greater than twelve months are included in other assets. Short-term investments consist of certificates of deposit, commercial paper and U.S. government obligations. Investments are stated at amortized cost, which approximates market value, and interest income is recorded on an accrual basis.

	The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at the beginning of fiscal 1995. The Company has the intent and ability to hold to maturity all securities that mature in less than one year. Accordingly, these "held-to-maturity" securities have been recorded at amortized cost.

Risks, Uncertainties and Estimates

	Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. The Company's cash equivalents are in high quality securities placed with major international banks and financial institutions. The Company's investment policy limits its exposure to concentrations of credit risk. The Company's customer base includes telephone companies in North America, South America, Asia and the Middle East. Although the Company is directly affected by the well being of the telecommunications industry, management does not believe significant credit risk exists at January 31, 1996 and addresses this risk on a regular basis.

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in these financial statements include the reserve for bad debts, reserve for warranty, inventory valuation reserve and certain accrued liabilities.

Inventories

	Inventories are carried and charged to revenue at standard cost, which is updated regularly and which approximates the lower of cost (first-in, first-out) or market. Inventories are subject to rapid technological obsolescence.

Property and Equipment

	Property and equipment are stated at cost and depreciated on a straight line basis over the estimated useful life of the assets as follows:

	Manufacturing and test equipment          3 - 7 years
	Office equipment and furniture            5 - 7 years
	Equipment leased to others                    5 years
	Leasehold improvements and other assets   3 - 8 years

	Leasehold improvements and assets under capital lease are amortized on a straight line basis over the estimated useful life of the asset or the related lease term, whichever is shorter. Certain manufacturing and test equipment are subject to technological obsolescence. Maintenance and repair costs are charged to operations when incurred; additions and improvements are capitalized. Upon retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

Intangible Assets

	Patent and software license agreements are carried at cost less accumulated amortization which is calculated on a straight-line basis over their estimated useful lives. These assets are amortized generally over periods from three to ten years. At January 31, 1996 and 1995, approximately $1,975,000 and $2,519,000 of net intangible assets are
included in other assets.   At January 31, 1996 and 1995, accumulated
amortization is $1,032,000 and $633,000, respectively. The Company continuously evaluates the realizeability of intangibles and accelerated the writeoff of approximately $200,000 and $300,000 of intangible assets in fiscal 1996 and 1995, respectively.

Forward Foreign Exchange Contracts

	The Company periodically enters into forward foreign exchange contracts to hedge specific scheduled foreign currency denominated sales. Effects of changes in currency rates are therefore minimized and any gains or losses are recognized as part of the underlying transactions being hedged. The parties to these financial instruments consist of large financial institutions. The Company monitors its positions and the credit ratings of the parties to these financial instruments, and by policy, limits the amounts of credit exposure to any one party. While the Company may be exposed to potential losses due to credit risk in the event of non-performance by the parties to these financial instruments, it does not anticipate losses. There were no open foreign exchange contracts at January 31, 1996.

Royalty Expense

	Royalty expense with respect to sales of product under royalty agreements is recorded when revenue is recognized.

Warranty Costs

	The Company generally warrants its products for one to two years after delivery. A provision for estimated warranty costs is recorded at the time revenue is recognized.

Revenue Recognition

	Product revenues are recognized at the time the hardware and/or software is shipped, collection is probable and no significant post shipment obligations remain. Unearned billings are recorded as deferred revenues. Products shipped for customer trials are carried in finished goods inventory until customer acceptance is obtained, at which time revenue is recognized. Installation fees are recognized when products are installed. Revenue from sales type leases and the associated cost of revenue is recognized upon shipment of the equipment to customers. Interest income is recognized over the life of the sale type lease. Rental income on equipment under operating leases is recognized ratably over the lease term, and the related equipment is depreciated over its estimated useful life. Maintenance revenue is recognized ratably over the term of the maintenance contract.

	The Company's products are standard hardware and software configurations which are developed according to internally generated product specifications.  Development costs for standard product configurations are
charged to research and development expense as incurred.   Development work
is frequently required for new customers in order to adapt otherwise standard products to specific languages, user interfaces and network interfaces. From time to time, customers may contract for custom modifications and enhancements to standard product configurations. The proceeds from the sale of such modifications and enhancements as well as the excess of customer funding received over and above associated costs are included in revenues upon shipment of the related hardware and/or software.
Such revenues for the fiscal years ended January 31, 1996, 1995, and 1994 were approximately $2,978,000, $10,483,000, and $850,000, respectively.

Software Development Costs

	Software development costs are expensed as incurred until technological feasibility has been established. At the present time, the Company believes that under its current process for developing software, the software is essentially completed concurrently with the establishment of technological feasibility. Software development costs incurred after the establishment of technological feasibility, which would be eligible for capitalization, have not been significant and have not been capitalized.

Contract Accounting

	Earnings on long-term contracts are determined on the percentage of completion method, based on the ratio of costs incurred to date to the total estimated costs or the ratio of the number of units completed to date to the total number of units to be completed. Provisions are made currently for all known or anticipated losses. Costs or earnings in excess of billings are classified in inventory as work-in-process and represent amounts not yet billed under the terms of the contract but are recoverable from customers. The Company has entered into two contracts requiring the modification of existing products to meet customer specifications. As of January 31, 1996 the Company has included in inventory $675,000 in costs
related to one of these custom development contracts.   Under the terms of
this contract, the Company would receive reimbursement for these costs if the contract were cancelled. The second contract is with AT&T (see Note 8).

Customer Funding

	The Company is involved in several software research and development programs that are funded in whole or in part by its customers. Customer funding is recognized as a reduction to research and development expense, and is recognized as development activities occur. Amounts received from customers for research and development funding are included on the balance sheet as deferred customer funding until they are recognized. Customer funding offsets against research and development expense for the years ended January 31, 1996, 1995 and 1994 amounted to approximately $5,051,000, $8,162,000 and $3,241,000, respectively.

Income Taxes

	The Company utilizes the asset and liability approach of accounting for income taxes, as set forth in Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes" (FAS 109). Under the asset and liability approach, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Net Income Per Share

	Net income per share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding. Primary and fully-diluted earnings per share are the same for all periods presented.

3.  SALES TYPE LEASES

	The Company has entered into several sales type leases for its products. At January 31, 1996, the future minimum payments receivable under these arrangements are as follows:

                                           Sales type
  Years Ending January 31,                   leases
                                           ----------
 1997                                      $3,476,000
 1998                                         856,000
                                           ----------
                                            4,332,000
 Less: unearned income                     (1,204,000)
                                           ----------
 Net investment in sales type leases        3,128,000
 Less: current portion                     (2,771,000)
                                           ----------
	Long term portion                         $  357,000
                                           ==========

4.  INVENTORIES

Inventories at January 31, consist of:
                                     1996            1995
                                     ----            ----
 Materials and purchased parts    $8,179,000      $3,285,000
 Work in process                   6,858,000       4,349,000
 Finished goods                    1,914,000         664,000
                                  ----------      ----------
                            					$16,951,000      $8,298,000
                                  ==========      ==========

5.  PROPERTY AND EQUIPMENT

Property and equipment at January 31, consist of:

                                               1996            1995
                                               ----            ----
 Manufacturing and test equipment          $20,531,000     $13,900,000
 Office equipment and furniture              5,741,000       5,007,000
 Equipment leased to others                    207,000         207,000
 Leasehold improvements and other assets       542,000         361,000
                                            ----------      ----------
                                            27,021,000      19,475,000
	Less:  accumulated depreciation
	       and amortization                   (16,424,000)    (12,001,000)
                                            ----------      ----------
                                           $10,597,000     $ 7,474,000
                                            ==========      ==========

Depreciation expense totaled $4,423,000, $3,108,000 and $2,809,000 for the years ended January 31, 1996, 1995 and 1994, respectively.

6. JOINT VENTURE

	During fiscal 1996, the Company entered into a joint venture with a company that formerly acted as distributor of the Company's products in Brazil. Under the terms of the joint venture agreement, the Company is committed to provide a minimum of $3,000,000 for working capital purposes, of which $1,000,000 has been paid at January 31, 1996 and is included in other assets. Another $1,000,000 is to be provided during fiscal 1997, and the final $1,000,000 is to be provided on or before March 1997. The Company's ownership interest in the joint venture is 30%, which will be accounted for using the equity method.

	In addition to all necessary personnel, assets and related business activities, the former distributor has assigned its exclusive distribution agreement with the Company to the joint venture, thereby establishing the joint venture as the exclusive distributor of the Company's products in Brazil. The Company has committed to provide all necessary marketing, sales and customer service personnel to assist the joint venture in developing marketing and sales plans, and to provide technical assistance on customer service matters. At January 31, 1996, no operating activity had been incurred by the joint venture.

	The Company also presently has a significant business relationship with the joint venture partner, as a customer of the Company. At January 31, 1996, the joint venture partner owed approximately $7,321,000 to the Company, which is included in accounts receivable and investment in sales type leases.

7.  ACCRUED EXPENSES

Accrued expenses at January 31, consist of:

                                              1996            1995
                                              ----            ----
 Accrued payroll, vacation and bonuses     $1,664,000     $1,800,000
 Accrued commissions                        1,683,000      2,946,000
 Accrued warranty                           1,352,000        788,000
 Accrued subcontract fees                   1,241,000      1,346,000
 Other accrued expenses                     4,041,000      3,349,000
                                            ---------     ----------
                                           $9,981,000    $10,229,000
                                           ==========    ===========

8.  AT&T CONTRACT ACCRUAL

	In November, 1995 the Company entered into an agreement with AT&T to supply its Access NP Network Services Platform and AccessMAX object-oriented software. Pursuant to this agreement, the Company issued to AT&T warrants to purchase 4,908,800 shares of its common stock at an exercise price of $14.00 per share. The warrants become exerciseable in five equal annual increments of 981,760 shares each, commencing with the first anniversary date of the grant, and remain exerciseable for thirty months after first becoming exerciseable. In the event that any person or entity acquires a majority of the Company's outstanding voting securities, the warrants will become immediately exerciseable in full. Any stock issued as a result of the exercise of the warrants would be for AT&T's investment purposes only, and would be "restricted securities" under Rule 144 of the Securities Act of 1933. Through December 31, 2000, AT&T is restricted from acquiring greater than a 30% ownership of Boston Technology's outstanding common stock.

	The Company estimates that compliance with the terms of the Agreement would result in a $21,000,000 loss, which was recognized in the fourth quarter of fiscal 1996, establishing the AT&T Contract Accrual.
Approximately $18,940,000 in related expenses have been charged to this accrual as of January 31, 1996, including $18,600,000 for the fair value of the warrants issued to AT&T. The fair market value of the warrants was based on an evaluation performed by an investment banking firm.

9. FINANCING ARRANGEMENTS

Long-term debt at January 31, consists of:

                                                  1996           1995
                                                  ----           ----
Note payables--patent license agreements        $275,000      $1,042,000

       	Less: current portion                   (275,000)       (542,000)
                                                --------       ---------
                                                $     --      $  500,000
                                                ========       =========

	The Company has entered into several patent license agreements (the "Agreements") whereby the Company obtained a non-exclusive license to make, have made, use and sell certain inventions relating to voice messaging and voice processing covered by the claims of the patents. The license fees are due in installments through fiscal year 1996. In addition, some of the Agreements provide that the Company shall pay to the licensor a royalty based on a percentage of defined revenues derived by the Company from the use, sale, lease or rental of the products incorporating the licensed technology. Royalty expense relating to the Agreements was $902,000, $199,000 and $85,000 for the years ended January 31, 1996, 1995 and 1994, respectively.

	The note payable of $275,000 at January 31, 1996 represents a payment made by the Company in February, 1996 for the settlement of a patent license agreement. The balance decreased from $500,000 at January 31, 1995 due to a mutually agreed reduction in the settlement amount.

Credit Agreements

	The Company maintains a $25,000,000 revolving credit facility with two banks. Borrowings are collateralized by the Company's accounts receivable and inventories and bear interest at the prime rate (8.5% at January 31, 1996). The credit facility is scheduled to expire on July 6, 1997. This revolving credit facility also has a 1/2 of 1% annual commitment fee on the unused portion. The facility contains quarterly covenants which, among other things, require the Company to maintain certain financial ratios, specified levels of equity, and other restrictions. At January 31, 1996 and 1995, stand-by letters of credit of approximately $203,000 and $792,000, respectively, had been issued under this agreement.

	The Company also has available an aggregate $50,000,000 uncollateralized lines of credit for foreign exchange contracts with two banks. These lines of credit are scheduled to expire on July 6, 1997. At January 31, 1996 and 1995, there were no outstanding forward foreign exchange contracts.

10.  INCOME TAXES

The provision for income taxes at January 31, consists of the following:

                                           1996         1995         1994
                                           ----         ----         ----
   Federal and foreign income taxes:
      Currently payable                 $1,689,000   $5,135,000   $2,158,000
      Deferred                          (1,584,000)     (95,000)     (40,000)
                                        ----------    ---------    ---------
                                           105,000    5,040,000    2,118,000
   State income taxes:
      Currently payable                    313,000      483,000      490,000
      Deferred                            (313,000)       4,000      (10,000)
                                        ----------    ---------    ---------
                                                --      487,000      480,000

       	       Total                      $105,000   $5,527,000   $2,598,000

	The difference between taxes at the statutory federal income tax rate and the Company's effective income tax rate for the years ended January 31, is as follows:

                                             1996        1995         1994
                                             ----        ----         ----
Tax at the federal income tax rate      $(5,105,000)  $6,465,000   $3,160,000
State income tax, net of federal
   tax benefit                                   --      539,000      309,000
Tax credits                                (708,000)  (1,723,000)    (526,000)
Tax effect of AT&T warrants issued for
   which no deduction is available        6,510,000           --           --
Tax benefit of net operating loss
   carryforwards                                 --           --     (231,000)
Foreign sales corporation benefit          (466,000)    (204,000)    (139,000)
Other                                      (126,000      450,000       25,000
                                          ----------   ----------   ----------
Provision for income taxes                 $105,000   $5,527,000   $2,598,000

	A valuation reserve against net deferred assets is required if, based upon weighted available evidence, it is more likely than not that some or all the of the deferred tax assets will not be realized. Based on the Company's projection of future earnings, management believes that sufficient income will be generated in the future to realize the deferred tax asset.
The amount of the deferred tax asset considered realizeable, however, could be reduced in the near term if future taxable income is reduced. Accordingly, the Company has provided no valuation reserve for deferred tax assets at January 31, 1996.

The components of the net deferred tax asset as of January 31, consist of:

                                    1996           1995
                                    ----           ----
Deferred tax assets:
   Reserves                      $3,081,000      $1,283,000
   Depreciation                    (665,000)       (666,000)
   Other                            131,000         196,000
                                  ---------       ---------
Total deferred tax assets        $2,547,000      $  813,000

Deferred tax liabilities:
   Deferred compensation             22,000              --
   Sales type lease                 445,000         630,000
                                  ---------       ---------
Total deferred tax liabilities   $  467,000       $ 630,000
                                 ----------       ---------
Net deferred tax asset           $2,080,000       $ 183,000
                                 ==========       =========

	The Company has income taxes receivable of $3,886,000 at January 31, 1996, primarily representing estimated refunds receivable resulting from federal and state income tax payments made during fiscal 1996. The tax benefits related to the $18,600,000 charge for the AT&T warrants (see Note
8) are contingent upon the timing of the exercise of the warrants and the stock value at that time. The tax benefit, if any, is not included in the deferred tax asset.

11.  COMMITMENTS AND CONTINGENCIES

	The Company leases a building in Wakefield, Massachusetts that is being used as its principal manufacturing facility and corporate headquarters.
The lease expires in fiscal 2004, and is renewable for an additional five-year term. In addition, the Company has the option to purchase the property at the greater of $35,500,000 or fair market value, at any time after November 15, 1995. The Company also leases office facilities and certain equipment under various operating leases expiring at various dates through fiscal 2000.

	As of January 31, 1996, the future minimum payments under operating leases are as follows:

   Years Ending January 31,
      1997                       $4,025,000
      1998                        3,725,000
      1999                        3,461,000
      2000                        3,436,000
      2001                        3,329,000
      Beyond                      8,477,000
                                 ----------
Total minimum lease payments    $26,453,000

	Rent expense was $2,875,000, $2,071,000 and $1,648,000 for the years ended January 31, 1996, 1995 and 1994, respectively.

	During fiscal 1995, the Company received $1,741,000 from the sale of sales type lease receivables, and at January 31, 1996, was contingently liable for $1,278,000.

	During fiscal 1996, the Company entered into a volume purchase agreement with one of its key suppliers. Under the terms of the agreement, the Company issued a non-cancelable purchase order to purchase a total of $11,311,000 in production materials in return for substantial price discounts. In accordance with the payment terms, the Company prepaid $1,131,000, which is included in prepaid assets at January 31, 1996. Delivery of the materials and payment of the remaining balance will take place during fiscal 1997.

	On or about November 16, 1995, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania captioned

"John Eades v. Boston Technology, Inc., Greg C. Carr, Francis E. Girard, Joseph E. Norberg, Paul W. DeLacey, William J. Burke and John C.W. Taylor", Civil Action No. 95-CV-7236. On or about November 20 and 21, 1995, respectively, essentially identical complaints were filed in the same court captioned "Jacob Turner v. Boston Technology, Inc., Greg C. Carr, Francis E. Girard, Joseph E. Norberg, Paul W. DeLacey, William J. Burke and John C.W. Taylor", Civil Action No. 95-CV-7295, and "Gerald Tobin v. Boston Technolgy, Inc., Greg C. Carr, Francis E. Girard, Joseph E. Norberg, Paul W. DeLacey, William J. Burke and John C.W. Taylor", Civil Action No. 95-CV-7317. Each of the plaintiffs purports to represent a class of purchasers of the common stock of the Company between and including May 17, 1995 through November
15, 1995. Each complaint claims that the named defendants violated Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated pursuant thereto, by virtue of false or misleading statements made during the class period. Each complaint claims that the individual defendants are liable as "control persons" under Section 20(a) of that Act. In addition, the complaints claim that the individual defendants sold some of their own common stock of the Company, during the purported class period, at times when the market price for the stock allegedly was inflated. No response has been made to the three complaints, which have been consolidated by the Court. The plaintiffs are required to file an amended complaint which will govern proceedings in all three cases on or before May 6, 1996. Boston Technology and the defendants deny the allegations and intend to contest these cases vigorously.

	On December 29, 1995, AudioFAX, Inc., a Georgia corporation, brought a breach of contract action and a patent infringement action against the Company in the U.S. District Court for the Northern District of Georgia, Atlanta division, alleging breach of contract and infringement of certain of its facsimile processing patents (the "AudioFAX Patents"). In its Complaint, AudioFAX is seeking to enjoin Boston Technology from allegedly continuing to breach the technology license agreement between the parties, to enjoin the Company from allegedly continuing to infringe the AudioFAX Patents, and to be awarded an unspecified amount of compensatory damages in excess of $50,000, treble damages as a result of the alleged willful infringement, and interest, expenses and attorneys' fees. The parties are engaged in settlement discussions and have stipulated that the Company will file an Answer to AudioFAX's action by May 17, 1996. Boston Technology believes that it does not infringe any valid, enforceable claim of the AudioFAX Patents. The Company intends to contest AudioFAX's claims vigorously. However, if a final decision is reached on the merits of the action and the Company is found to have infringed the AudioFAX Patents, such a decision may have a material adverse effect on the Company.

	No loss provisions have been made for these lawsuits.

12.  STOCKHOLDER RIGHTS PLAN

	In May 1991, the Board of Directors of the Company adopted a Stockholder Rights Plan pursuant to which common stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of common stock held as of May 31, 1991, and one Right will be issued for each share of common stock issued after May 31, 1991 and before the Rights become exercisable. Each Right entitles the holder of common stock to purchase four-tenths of one share of common stock at an exercise price of $12.40 per Right ($31.00 per share). The Rights will be exercisable only if a person or group has acquired beneficial ownership of 20 percent or more of common stock (excluding persons or groups beneficially owning 20 percent or more as of May 9, 1991) or announces a tender or exchange offer that would result in such person or group owning 30 percent or more of the common stock. If any person becomes the beneficial owner of 25 percent or more of the common stock, except pursuant to a tender or exchange offer for all shares at a fair price as determined by the outside Board members, or if a 20 percent or more shareholder consolidates or merges into or engages in certain self-dealing transactions with the Company, or if there occurs any reclassification, merger or other transaction or transactions which increases by more than 1 percent the proportionate share of the Company's outstanding common stock held by a 20 percent or more shareholder, each Right not owned by a 20 percent or more shareholder will enable its holder to purchase that number of shares of common stock which equals the exercise price of the Right divided by one-half of the current market price of such common stock at the date of the occurrence of the event. The Company will generally be entitled to redeem the Rights at $.02 per Right at any time until the tenth day following the public announcement that a 20 percent stock position has been acquired and in certain other circumstances. The
Rights expire on May 31, 2001 unless earlier redeemed or exchanged.

13.  STOCK OPTIONS

	The Company has issued options to purchase shares of common stock to officers and employees under employment agreements, and to officers, employees and directors under various Company stock option plans. The following table summarizes stock option transactions under all plans:

                                    Option           Option Price
                                    Shares              Range
                                   ________        ________________
Outstanding, January 31, 1993     2,786,158        $  2.00 - $ 9.75

     Granted                        597,653        $  6.63 - $11.50
     Exercised                     (521,309)       $  2.00 -  $4.50
     Canceled                      (311,063)       $  2.00 -  $7.75

Outstanding, January 31, 1994     2,551,439        $  2.00 - $11.50

     Granted                        941,714        $  8.75 - $17.75
     Exercised                     (482,431)       $  2.00 - $12.31
     Canceled                      (101,265)       $  2.13 - $11.50

Outstanding, January 31, 1995     2,909,457        $  2.00 - $16.56

     Granted                      1,041,600        $ 11.06 - $15.75
     Exercised                     (667,301)       $  2.00 - $14.33
     Canceled                      (152,408)       $  3.25 - $12.75

Outstanding, January 31, 1996     3,131,348        $  2.00 - $17.75


Exercisable at January 31, 1996   1,376,467        $  2.00 - $17.75

Directors' Stock Option Plan

	In connection with the election of directors, the Company granted options to purchase 95,000 shares of common stock at exercise prices of $2.06 or $2.75 per share, vesting in two equal annual installments commencing one year from the date of issuance and exercisable at any time prior to November 1995, and options to purchase 20,000 shares of common stock at an exercise price of $2.81, vesting immediately and exercisable at any time prior to December 5, 2001, in fiscal 1991 and fiscal 1992, respectively. The exercise price for all options was the fair market value at date of grant.

	   During fiscal 1993, the stockholders of the Company approved the 1992 Directors' Stock Option Plan (the " 1992 Directors' Plan"). The 1992 Directors' Plan provides for the granting of non-transferable non-qualified options to purchase a maximum of 135,000 shares of the Company's common stock to outside (i.e., non-employee) directors of the Company. The option price is equal to the fair market value at date of grant. Each eligible director was granted an option to purchase 15,000 shares of common stock annually commencing March 1, 1992 through and including March 1, 1994, provided the individual was an eligible director on the date of grant. All options granted under the 1992 Directors' Plan are immediately exercisable in full upon grant, provided however, that no options granted under the 1992 Directors' Plan may be exercised more than six months after the optionee ceases to serve as a director of the Company, and all options terminate on the tenth anniversary of the date of grant. The 1992 Directors' Plan terminates upon the earlier of December 31, 1994 or the date on which all shares available for issuance under the 1992 Directors' Plan have been issued.

	During fiscal 1995, the stockholders of the Company approved an Amendment to the 1992 Directors' Plan which increased the number of shares authorized to be issued under the 1992 Directors' Plan from 135,000 to

150,000 shares of the Company's common stock to outside directors of the Company. All other terms and conditions of the 1992 Directors' Plan remained the same. During fiscal 1995, 1994 and 1993, options to purchase 60,000, 45,000 and 45,000 shares of common stock, respectively, were automatically issued to eligible directors; and 15,000 shares were exercised during 1996.

	During fiscal 1996, the stockholders of the Company approved the 1995 Director Stock Option Plan (the "1995 Director Plan"). The 1995 Director
Plan provides for the granting of non-transferable non-qualified options to purchase a maximum of 180,000 shares of the Company's common stock to eligible outside (i.e., non-employee) directors of the Company on March 1, 1995. Accordingly, on March 1, 1995, 120,000 shares of the Company's common stock were issued to the eligible directors at an exercise price of $13.63 per shares, the closing sale price of the Company's common stock on the Nasdaq National Market on the date of grant. The 1995 Director Plan also provides that an option to purchase 30,000 shares shall be granted to an eligible director upon his or her initial election as a director. All options granted under the 1995 Director Plan vest and become exercisable in increments of 10,000 each on the date of the first, second and third annual meetings of the stockholders following the date of grant.

Employment Agreements

	Under employment agreements, certain officers and employees have been granted non-qualified options to purchase 376,892 shares of the Company's common stock at prices ranging from $2.00 to $11.50, which equaled fair market value at the date of grant. Options become exercisable in annual installments over one to ten years and expire ten years from the date of grant. Options to purchase 17,500, 30,967 and 32,300 shares of common stock were exercised during the years ended January 31, 1996, 1995 and 1994, respectively. As of January 31, 1996, 15,065 shares remained available for future option grants.

1989 Stock Option Plan

	During fiscal 1993, the stockholders of the Company approved an increase in the number of shares reserved for issuance under the 1989 Stock Option
Plan ("the Plan") to an aggregate of 3,500,000 shares. The Plan was also amended to authorize the grant of non-statutory options, in addition to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986. The maximum term for options granted under the Plan is ten years (five years for holders of more than 10% of the Company's common stock). The exercise price at which shares of common stock may be purchased upon exercise of options granted under the Plan must equal at least 100% (110% for holders of more than 10% of the Company's common stock) of the fair market value of the common stock on the date of grant. The aggregate fair market value (determined at the time of grant) of shares for which incentive stock options granted under the Plan are exercisable for the first time by the optionee in any one calendar year may not exceed $100,000. During the years ended January 31, 1994 and 1993, options to purchase 422,095 and 1,382,333 shares of common stock had been granted and were exercisable at prices ranging from $6.63 to $11.50 and $2.50 to $9.75, respectively. As of January 31, 1996, 2,281,698 shares had been issued upon option exercises and 82,106 shares remained available for future stock option grants.

1994 Stock Incentive Plan

	During fiscal 1996, the Board of Directors of the Company, subject to stockholder approval, amended the 1994 Stock Incentive Plan (the "Incentive Plan") to increase the number of shares reserved for issuance to an aggregate of 2,500,000. The Incentive Plan provides for the granting of shares issuable pursuant to incentive stock options, non-statutory stock options, stock appreciation rights, performance shares, restricted stock awards or non-restricted stock awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries. During the years ended January 31, 1996, 1995 and 1994, 921,600, 839,714 and 82,283
stock options had been granted at prices ranging from $11.06 to $15.75, $8.75 to $17.75, and $11.50, respectively. As of January 31, 1996, 39,767 shares had been issued upon exercise of options, and 781,482 shares remained available for future option grants.

Options Granted by Stockholders

	During fiscal 1993, the two founding stockholders of the Company, who were also directors of the Company at the time the options were granted, granted options to purchase an aggregate of 187,500 shares of common stock owned by them to certain employees of the Company in recognition of the contributions made by these employees to the Company. The options were granted at fair market value at the time of grant. As of January 31, 1996 and 1995, 75,000 options had been exercised at prices ranging from $3.31 to $5.00, and 112,500 options remained outstanding and exercisable at prices
ranging from $3.31 to $5.00 per share.    No options were exercised during
fiscal 1996.

	The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123). Under FAS 123 the Company is required to elect either expense recognition or the disclosure-only alternative for stock based employee compensation. The expense recognition provision encouraged by FAS 123 would require fair-value based financial accounting to recognize compensation expense for employee stock compensation plans. FAS 123 must be adopted in the Company's fiscal 1997 financial statements with comparable disclosures for the prior years presented. The Company has determined that it will elect the disclosure-only alternative. The Company will be required to disclose the pro forma income or loss and the per share amounts in the notes to the financial statements using the fair value based method. The Company has not determined the impact of these pro forma adjustments.

14.  MAJOR CUSTOMERS

	Substantially all of the Company's revenues were attributable to sales to the network operator market. The following table summarizes revenues from major customers for the years ended January 31:

                                   1996    1995    1994
                                   ----    ----    ----
         NTT (DoCoMo and ISDN)      27%     12%      4%
         DDI                        13      10       4
         Bell Atlantic              13      48      44
         Southwestern Bell          11       9      14
         BellSouth                   6       4      13
         All others                 30      17      21
                                   ---     ---     ---
                 Total             100%    100%    100%

Geographically, the Company's revenues for the years ended January 31, are as follows:

                                   1996    1995    1994
                                   ----    ----    ----
         North America              40%     67%     80%
         Asia                       52      29      11
         South America               4       4       6
         Other                       4      --       3
                                  ----    ----    ----
               		Total             100%    100%    100%

15.  EMPLOYEE BENEFIT PLANS

	The Company has an Employee Savings and Profit Sharing Plan (the "Savings Plan"), under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees of the Company, including executive officers, are eligible to participate in the Savings Plan. A participating employee may elect to defer on a pre-tax basis up to 15% of his or her salary. This amount, plus a matching amount provided by the Company, is contributed to the Savings Plan. All amounts granted vest in their entirety upon completion of one year of service. The full amount vested in a participant's account will be distributed to a participant upon termination of employment, retirement, disability or death. Company contributions to the Savings Plan for the years ended January 31, 1996, 1995 and 1994 amounted to $321,000, $268,000, and $184,000, respectively.

	The Company does not currently offer postretirement benefits, and the
effect of postemployment benefits is immaterial.   As of December 31, 1993,
the Company implemented the Officers' Deferred Compensation Plan (the Plan) providing elected officers with the opportunity to participate in an unfunded, deferred compensation program. Under the Plan, officers may defer up to 100% of their base salary and/or incentive compensation until retirement, separation or a fixed date at least five (5) years from the date of election. The deferred amounts are retained as Company assets and are included in other assets on the Consolidated Balance Sheet. The deferred amounts are invested, at the officer's election, in either treasury bonds or a designated mutual fund. Officers are 100% vested in their deferral balances at all times. The total amount deferred under the

Plan, which is reflected in other long-term liabilities, was $90,000 and $147,000 as of January 31, 1996 and 1995, respectively. The expense for the Plan was $9,000 in fiscal 1995, there was no expense in fiscal 1996.

16.  EMPLOYEE STOCK PURCHASE PLANS

	Under the 1991 Employee Stock Purchase Plan (the "1991 Stock Purchase Plan"), all employees who had completed three months of employment, except for those employees who possessed at least 5% of the voting power of the Company's common stock were entitled, through payroll deductions of amounts up to 10% of his or her base salary, to purchase shares of the Company's common stock at the lesser of 85% of the market price at the offering commencement date or the offering termination date.

	During fiscal 1994, the stockholders of the Company approved the 1993 Employee Stock Purchase Plan (the "1993 Stock Purchase Plan"). The 1993 Stock Purchase Plan was in all material respects identical to the 1991 Employee Stock Purchase Plan. This plan was closed during fiscal 1996 and was replaced by the 1995 Employee Stock Purchase Plan (the "1995 Stock Purchase Plan").

	During fiscal 1996, the stockholders of the Company approved the 1995 Stock Purchase Plan. The 1995 Stock Purchase Plan is in all material respects identical to the 1991 and 1993 Employee Stock Purchase Plans. The number of shares available for issuance under the 1995 Stock Purchase Plan is 200,000. For the offering period ended February 29, 1996, 35,206 shares of common stock were issued to employees at a price of $10.63 per share.
The number of shares available for subsequent offerings may be increased, at the election of the Board of Directors, by the shares, if any, which were made available but not purchased during any previous offerings.

17. Unaudited Quarterly Financial Information:

                                       1996 Fiscal Quarter Ended
                             April 30     July 31    October 31  January 31
                             --------     -------    ----------  ----------
Revenue                       $26,021     $26,127     $19,519     $33,600
Operating income (loss)         4,569       3,904      (5,205)    (19,057)
Net income (loss)               3,278       2,960      (3,378)    (17,750)
Net income (loss) per
   share (a)                      .13         .11        (.14)       (.72)

                                       1995 Fiscal Quarter Ended
                             April 30    July 31    October 31   January 31
                             --------    -------    ----------   ----------
Revenue                       $18,286    $21,78        $23,122      $25,866
Operating income                3,075      4,650         4,825        5,030
Net income                      2,266      3,381         3,541        3,756
Net income per share              .09        .13           .14          .14

(a) Earnings per common share calculations for each of the quarters were based on the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

                       		REPORT OF INDEPENDENT ACCOUNTANTS



	Our report on the consolidated financial statements of Boston Technology, Inc. has been incorporated in this fiscal 1996 Annual Report to the Stockholders of Boston Technology, Inc. on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

	In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                       /s/ COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 29, 1996

	                        		Boston Technology, Inc.
            	    Schedule II - Valuation and Qualifying Accounts
             	  For the Years Ended January 31, 1996, 1995 and 1994

       Column A       Column B        Column C      Column D        Column E
       ________       ________        _________     ________        ________
                      Additions
                      Balance at      Charged to                   Balance at
                      Beginning       Costs and                        End
    Description       of Period       Expenses      Deductions      of Period
_____________________________________________________________________________

Accounts Receivable Allowance  -
deducted from accounts receivable
on the balance sheet:

For the period ended January 31:

   1996                $799,000         $997,000      $242,000      $1,554,000
   1995                 290,000          536,000        27,000         799,000
   1994                 150,000          144,000         4,000         290,000


Reserve for inactive, obsolete
and surplus inventory - deducted
from inventories on the balance sheet:

For the period ended January 31:

   1996                $518,000         $440,000      $151,000        $807,000
   1995                 350,000          440,000       272,000         518,000
   1994                 300,000           92,000        42,000         350,000


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
	       FINANCIAL DISCLOSURES
	        None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 25, 1996 (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the Proxy Statement under the captions "Compensation Tables," "Director Compensation," "Employment Agreements", "Employee Severance Benefit Plan" and "Compensation Committee Interlocks and Inside Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated herein by reference to the Proxy Statement under the caption "Beneficial Ownership."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference to the Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation."

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of or are included in this
	   Annual Report on Form 10-K:

	   1.   The financial statements listed in the Index to Consolidated
		       Financial Statements and Consolidated Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.

	   2.   The financial statement schedule listed in the Index to
		       Consolidated Financial Statements and Consolidated Financial
		       Statement Schedule, filed as part of this Annual Report on Form 10-K.

	   3. The exhibits listed in the Exhibit Index filed with or incorporated into this Annual Report on Form 10-K.

(b) Reports on Form 8-K:  No reports on Form 8-K were filed by the
	   Company during the last quarter of the year ended January 31, 1996.

                             				SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   April 26, 1996
                                        BOSTON TECHNOLOGY, INC.

                                        By: /s/ JOHN C. W. TAYLOR
                                        __________________________
                                        John C. W. Taylor, Ph.D.
                                        President and Chief
                                        Executive Officer

	Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                      Title                            Date
  ---------                      ------                           ----

/s/ GREG C. CARR             Chairman of the Board              April 26, 1996
__________________________   of Directors
Greg C. Carr

/s/ RICHARD J. CONNAUGHTON   Director                           April 26, 1996
__________________________
Richard J. Connaughton

/s/ HERMAN B. LEONARD        Director                           April 26, 1996
__________________________
Herman B. Leonard

/s/ JOSEPH E. NORBERG        Director                           April 26, 1996
__________________________
Joseph E. Norberg

/s/ RICHARD K. SNELLING      Director                           April 26, 1996
__________________________
Richard K. Snelling

/s/ JOHN C. W. TAYLOR        Director, President and Chief      April 26, 1996
__________________________   Executive Officer
John C. W. Taylor            (principal executive officer)

/s/ CAROL B. LANGER          Senior Vice President of Finance   April 26, 1996
__________________________   and Administration, Chief Financial
Carol B. Langer              Officer, Treasurer and Secretary
			     (principal financial officer)

/s/ DAVID J. BEAUREGARD      Corporate Controller               April 26, 1996
__________________________   (principal accounting officer)
David J. Beauregard


                           			   EXHIBIT INDEX
       Exhibit
       Number      Title
       ________   ________

(2)     3.1     -Certificate of Incorporation of Registrant, as amended
(9)     3.2     -By-laws of the Registrant, as amended
(9)     4.1     -Specimen Common Stock Certificate
(10)    4.2     -Shareholder Rights Agreement dated as of May 9, 1991 between
              		 the Registrant and The First National Bank of Boston
(1)     4.2(a)  -Assignment of Shareholder Rights Agreemment
(1)     10.1    -$25 Million Credit Agreement dated January 31, 1996 between
              		 the Registrant and Silicon Valley Bank and CoreStates Bank
(1)t    10.2    -AT&T Memorandum of Agreement dated November 22, 1995
(6)     10.3    -Lease dated November 5, 1990 between the Registrant and
              		 Wakefield Park Limited Partnership
(3)     10.4    -First Amendment dated as of March 31, 1993 to Lease dated
              		 November 5, 1990 between the Registrant and Wakefield Park
              		 Limited Partnership
(4)     10.5    -Second Amendment dated as of August 31, 1994  to Lease dated
              		 November 5, 1990 between the Registrant and Wakefield Park
              		 Limited Partnership
(9)     10.6    -License Agreement dated November 15, 1988 between the
              		 Registrant and VMX, Inc
(7)     10.7    -License Agreement dated January 22, 1990 between the
              		 Registrant and Dytel Corporation
(5)     10.8    -Settlement Agreement dated December 28, 1993 between the
              		 Registrant and Theis Research, Inc. and Peter F. Theis
(2)*    10.9    -1995 Director Stock Option Plan
(5)*    10.10   -1992 Directors' Stock Option Plan, as amended
(5)*    10.11   -1994 Stock Incentive Plan
(8)*    10.12   -1989 Incentive Stock Option Plan, as amended
(9)*    10.13   -Employee Savings and Profit Sharing Plan
(10)*   10.14   -Employee Severance Benefit Plan
(1)     11.     -Statement of Weighted Shares Used in Computation of Earnings
              		 Per Share
(1)     23.     -Consent of Coopers & Lybrand L.L.P
(1)     27.     -Financial Data Schedule
__________________________

(1)     Filed herewith.
(2)     Incorporated by reference to the Registrant's Form 10-Q for the
       	period ended July 31, 1995.
(3)     Incorporated by reference to the Registrant's Form 10-Q for the
       	period ended October 31, 1993.
(4)     Incorporated by reference to the Registrant's Form 10-K for the
       	fiscal year ended January 31, 1995.
(5)     Incorporated by reference to the Registrant's Form 10-K for the
       	fiscal year ended January 31, 1994.
(6)     Incorporated by reference to the Registrant's Form 10-K for the
       	fiscal year ended January 31, 1991.
(7)     Incorporated by reference to the Registrant's Form 10-K for the
       	fiscal year ended January 31, 1990.
(8)     Incorporated by reference to the Definitive Proxy Materials for the
       	Registrant's Annual Meeting of Stockholders held July 14, 1992.
(9)     Incorporated by reference to the Registrant's Form S-1 (Registration
       	No. 33-32134).
(10)    Incorporated by reference to the Registrant's Form 8-K dated May 9,
        1991.
*       Management contract, compensation plan or arrangement filed as an
       	exhibit pursuant to Item 14(c) of Form 10-K.
t       Confidential treatment requested as to certain portions.



