Form 10-Q
period 1996-04-30
BOSTON TECHNOLOGY INC
filed 1996-06-14
CIK 771470

					     BOSTON TECHNOLOGY, INC.
					     100 Quannapowitt Parkway
					     Wakefield, MA  01880

June 14, 1996                                VIA EDGAR


Securities and Exchange Commission
Division of Corporation Finance
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re: Boston Technology, Inc.
    Commission File No. 0-17384
    Form 10-Q

Dear Sir/Madam:

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), enclosed for filing in EDGAR electronic format is a copy of the Form 10-Q and required Exhibits for the three months ended April 30, 1996.

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

		    For the quarter ended April 30, 1996

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

							  Shares Outstanding
	Class of Securities                              (as of June 7, 1996)
	____________________                              ___________________

	Common Stock, $.001 par value per share              24,966,674

	Total Number of Pages: 13
	The Exhibit Index is located on page: 11
=============================================================================

                        				     INDEX

               			       BOSTON TECHNOLOGY, INC.


PART I. FINANCIAL INFORMATION                                        Page No.

Item 1. Consolidated Financial Statements

	 Consolidated Balance Sheets:
	 As of April 30, 1996 (Unaudited) and January 31, 1996........... 3

	 Unaudited Consolidated Statements of Income:
	 For the three months ended
	 April 30, 1996 and 1995......................................... 4

	 Unaudited Consolidated Statements of Cash Flows:
	 For the three months ended
	 April 30, 1996 and 1995......................................... 5

	 Notes to Consolidated Financial Statements...................... 6

Item 2. Management's Discussion and Analysis of
	 Financial Condition and Results of Operations................... 7


PART II. OTHER INFORMATION

Item 1. Legal Proceedings............................................... 9

Item 2. Changes in Securities.......................................... 10

Item 3. Defaults upon Senior Securities................................ 10

Item 4. Submission of Matters to a Vote of Security Holders............ 10

Item 5. Other Information.............................................. 10

Item 6. Exhibits and Reports on Form 8-K............................... 10

Signatures............................................................. 10

Exhibit Index.......................................................... 11

                                     PART I
                    			      BOSTON TECHNOLOGY, INC.
			                        CONSOLIDATED BALANCE SHEETS
								                                                            April 30, 1996   January 31, 1996
                                                       								     ______________   ________________
                           				     ASSETS                            (UNAUDITED)
Current assets:
 Cash and cash equivalents                                            $  5,655,000   $ 13,929,000
 Accounts receivable, less allowances of $1,557,000 and $1,554,000      45,121,000     28,892,000
 Net investment in sales type leases                                     2,441,000      2,771,000
 Inventories                                                            19,080,000     16,951,000
 Income taxes receivable                                                 1,849,000      3,886,000
 Prepaid expenses and other current assets                               2,174,000      2,130,000
                                                               									__________     __________
   Total current assets                                                 76,320,000     68,559,000

Net investment in sales type leases                                        239,000        357,000
Property and equipment, net                                             13,316,000     10,597,000
Deferred taxes                                                           2,080,000      2,080,000
Other assets                                                             3,154,000      3,068,000
                                                               									__________     __________
      TOTAL ASSETS                                                    $ 95,109,000   $ 84,661,000
                                                               									==========     ==========

          		 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                     $     --      $    275,000
 Accounts payable                                                       11,643,000     11,253,000
 Accrued expenses                                                       13,471,000      9,981,000
 AT&T contract accrual                                                     978,000      2,060,000
 Deferred customer funding                                               1,036,000      2,825,000
 Deferred revenues                                                       4,320,000      3,536,000
                                                               									__________     __________
   Total current liabilities                                            31,448,000     29,930,000

Long-term debt and other long-term liabilities                           6,004,000        417,000

Stockholders' equity:
 Common stock, $.001 par value, 60,000,000 shares
  authorized; 25,344,814 and 25,344,814 shares issued                       25,000         25,000
 Additional paid-in capital                                             57,234,000     57,048,000
 Retained earnings                                                       5,922,000      5,557,000
 Cumulative translation adjustment                                         277,000        283,000
 Treasury Stock, at cost, 427,503 and 613,119 shares                    (5,801,000)    (8,599,000)
                                                               									__________     __________
   Total stockholders' equity                                           57,657,000     54,314,000
                                                               									__________     __________
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 95,109,000   $ 84,661,000
                                                               									==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.


                     				 BOSTON TECHNOLOGY, INC.
              			   CONSOLIDATED STATEMENTS OF INCOME
                    				      (UNAUDITED)

                                   					    For the three months ended April 30,
                                   					    ___________________________________
                                           						     1996          1995
                                           						 ___________   ___________

Revenues                                         $ 35,751,000  $ 26,021,000

Cost and expenses:
 Cost of revenues                                  16,289,000     9,474,000
 Research and development                           7,093,000     3,941,000
 Marketing, general and adminstrative               9,565,000     8,430,000
                                          						   __________    __________
						                                             32,947,000    21,845,000


Income from operations                              2,804,000     4,176,000

Interest income                                       275,000       517,000
Interest expense                                     (210,000)      (42,000)
Other income (expense)                                (53,000)      393,000
                                         						     _________     _________
Income before provision for
 income taxes                                       2,816,000     5,044,000


Provision for income taxes                            986,000     1,766,000
                                          						    _________     _________
Net income                                       $  1,830,000  $  3,278,000
                                          						    =========     =========



Net income per share                             $        .07   $       .13
                                          						    =========     =========


Weighted average number of common and
 common equivalent shares outstanding              27,729,000    26,178,000


The accompanying notes are an integral part of the consolidated financial statements.

                             BOSTON TECHNOLOGY, INC.
		                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           				  (UNAUDITED)
                                    					       For the three months ended April 30,
                                      					     ___________________________________
                                          						       1996           1995
                                           						   ___________    ___________
Cash flows used by operating activities:
 Net Income                                       $  1,830,000   $   3,278,000
 Reconciliation to cash flows used by
   operating activities:
   Depreciation and amortization                     1,531,000       1,031,000
   Rent expense in excess of payments                  (48,000)        (49,000)
 Changes in operating assets and liabilities:
   Accounts receivable                             (16,229,000)    (13,453,000)
   Net investment in sales type leases                 448,000         534,000
   Inventories                                      (2,129,000)      1,141,000
   Prepaid expenses and other current assets           (44,000)       (430,000)
   Accounts payable                                    390,000       1,311,000
   Accrued expenses                                  3,490,000       1,231,000
   AT&T contract accrual                            (1,082,000)           --
   Deferred revenues                                   784,000         240,000
   Customer funding                                 (1,789,000)        279,000
   Other long-term liabilities                          34,000          64,000
   Income taxes                                      2,222,000       1,676,000
                                          						    __________      __________
   Cash flows used by operating activities:        (10,592,000)     (3,147,000)

Cash flows used by investing activities:
 Purchase of property & equipment                   (4,112,000)     (1,594,000)
 Purchase of investments                                 --         (2,283,000)
 Redemption of investments                               --          3,810,000
 Purchase of license agreements and other assets      (224,000)       (144,000)
                                          						    __________      __________
Cash flows used by investing activities             (4,336,000)       (211,000)

Cash flows from financing activities:
 Principal payments under financing obligations       (275,000)       (520,000)
 Borrowings under revolving credit agreements       10,600,000            --
 Repayments under revolving credit agreements       (5,000,000)           --
 Proceeds from exercise of common stock options        960,000         405,000
 Proceeds from employee stock purchase plan            374,000         296,000
						                                              __________      __________
Cash flows from financing activities                 6,659,000         181,000
Effect of exchange rate changes on cash                 (5,000)        (27,000)
                                          						    __________      __________
Net decrease in cash and cash equivalents           (8,274,000)     (3,204,000)

Cash and cash equivalents at beginning of period    13,929,000      19,715,000
                                          						    __________      __________
Cash and cash equivalents at end of period        $  5,655,000    $ 16,511,000
                                          						    ==========      ==========

Supplemental disclosure of cash flow information:

Tax benefit of disqualifying dispositions of
 incentive stock options                          $    185,000   $    149,000

The accompanying notes are an integral part of the consolidated financial statements.

			                       	Boston Technology, Inc.
           		    Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Tech-nology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accord-ingly, these consolidated financial statements do not include all of the in-formation and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated statements of income for the three months ended April 30, 1996 and 1995, the unaudited consolidated statements of cash flows for the three months ended April 30, 1996 and 1995, and the unaudited consolidated balance sheet at April 30, 1996 have been made.

It is suggested that the financial statements contained herein be read in con-junction with the consolidated financial statements and notes thereto included in the Company's audited Annual Report on Form 10-K for the year ended January 31, 1996. The results for interim periods are not necessarily indicative of the results for the full fiscal year.

Certain amounts in the fiscal 1996 financial statements have been reclassified to conform to the fiscal 1997 presentation.

2. CASH AND CASH EQUIVALENTS

In accordance with the terms of a patent license agreement, as of January 31, 1996 the Company had restricted cash of $275,000 which is included in cash and cash equivalents. The Company has no restricted cash as of April 30, 1996.

3. INVENTORIES

Inventories consist of:
                            				 April 30, 1996    January 31, 1996
                            				 ______________    ________________
                             				   (Unaudited)

Materials and purchased parts      $10,126,000      $ 8,179,000
Work in process                      8,300,000        6,858,000
Finished goods                         654,000        1,914,000
                            				    __________       __________
Total                              $19,080,000      $16,951,000
                            				    ==========       ==========

4. COMMITMENTS AND CONTINGENCIES

During fiscal 1996, the Company received $1,741,000 from the sale of certain sales type lease receivables, and at April 30, 1996, was contingently liable for $1,199,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Material Changes in Financial Condition

Cash and cash equivalents decreased by $8,274,000 to $5,655,000 at April 30, 1996 versus $13,929,000 at January 31, 1996. The decrease in cash and cash equivalents is due primarily to a $16,229,000 increase in accounts receivable, asset purchases of $4,112,000 and a $2,129,000 increase in inventories, partially offset by net borrowings under a revolving credit facility of $5,600,000, increases in accounts payable and accrued expenses of $3,880,000, a $2,222,000 reduction in income taxes receivable and net income of $1,830,000.

The increase of $16,229,000 in accounts receivable from $28,892,000 at January 31, 1996 to $45,121,000 at April 30, 1996 was due primarily to higher sales volume in the first quarter of fiscal 1997 versus the fourth quarter of fiscal 1996 from one international customer, and also to additional sales volume from shipments made late in the first quarter of fiscal 1997 to two new North American customers.

The $4,112,000 increase in property and equipment (at cost) was concentrated in the area of research and development and was due primarily to the purchase of computer workstations to support increased headcount and test equipment resulting from the release of the Access NP Network Services Platform.

Inventories increased $2,129,000 from $16,951,000 at January 31,1996 to $19,080,000 at April 30, 1996. The increase in inventory levels is due to the ongoing product transition from the CO Access platform to Access NP Network Services Platform, as additional inventories are necessary to support Access NP orders, while also maintaining adequate support for the CO Access customer base. Inventories are also higher due to expected higher sales levels in fiscal 1997 versus the fourth quarter of fiscal 1996.

The Company had borrowings under its revolving credit facilities of $5,600,000 outstanding at April 30, 1996, which are included on the Balance Sheet under Long-term debt and other long-term liabilities. The Company anticipates that its cash and cash equivalents, along with cash generated from operations and existing credit facilities will be sufficient to meet the Company's cash requirements at least through January 31, 1997.

Accounts payable and accrued expenses increased $3,880,000 to $25,114,000 at April 30, 1996 due primarily to an increase in accrued distributor commissions and to a higher product warranty reserve. Accrued distributor commissions increased from January 31, 1996 levels due to the timing of certain inter-national sales and the timing of the payment of these commissions. Product warranty reserves increased due primarily to the growth in the installed product base.

The $2,222,000 decrease in income taxes receivable was due primarily to refunds received during the first quarter of fiscal 1997, as well as to the first quarter provision for amounts due for fiscal 1997 taxes.

2. Material Changes in the Results of Operations

During the three months ended April 30, 1996, revenues were $35,751,000 comparedto $26,021,000 for the first quarter of the prior fiscal year, an increase of $9,730,000, or 37%. For the three months ended April 30, 1996, North American revenues, generated by sales to Regional Bell Operating Companies, a competitiveaccess provider, a long distance carrier and other net-work operators, were approximately $16,925,000, a $5,615,000, or 50%, increase versus the first quarter of the prior fiscal year. International revenues for the quarter increased $4,115,000 to $18,826,000, or 28%, versus the first quarter of the prior fiscal year. North American revenues increased due primarily to higher volume from the addition of two new customers, offset by lower first quarter volume from an existing major customer, and by product mix. International revenues increased versus the first quarter of the prior fiscal year due to higher volume from two of the Company's Pacific Rim customers.
For the three months ended April 30, 1996, international shipments comprised 53% of total revenues.

The Company's gross margin as a percentage of revenues was approximately 54% forthe quarter ended April 30, 1996 versus approximately 64% for the first quarter of the prior fiscal year. The change in the gross margin percent was primarily due to the continuing shipment of a large number of smaller systems, which traditionally have lower margins. The Company expects to continue to ship smaller systems during the first half of fiscal 1997, with gross margin as a percentage of revenues to approximate present levels.

Research and development expenses were $7,093,000 for the three months ended April 30, 1996 versus $3,941,000 for the first quarter of the prior fiscal year. Excluding the effect of customer funding, absolute research and develop-ment spending in the first quarter of fiscal 1997 increased $3,118,000, or 57%, over the first quarter of fiscal 1996 primarily due to an increase in headcount to support ongoing development projects. As a percentage of revenues, net research and development expenses increased to 20% for the three months ended April 30, 1996, versus 15% for the first quarter of the prior fiscal year. The Company expects to continue to make a significant investment in research and development as necessary under certain recent customer contracts. The Company is also involved in research and development programs that are funded in whole or in part by its customers. Customer funding is recognized as a reduction to research and development expense as development activities occur. Customer funding offsets against expense for the three months ended April 30, 1996 and 1995 amounted to $1,460,000 and $1,494,000, respectively.

During the three months ended April 30, 1996, marketing, general and adminis-trative expenses were $9,565,000 versus $8,430,000 for the first quarter of the prior fiscal year. As a percentage of revenues, these expenses decreased from 32% at April 30, 1995 to 27% at April 30, 1996 due to higher incremental revenue. Absolute spending increased due primarily to additional staffing in the worldwide customer service and sales organizations, to support the Company's growth and worldwide expansion.

Net interest income for the three months ended April 30, 1996 decreased from $475,000 at April 30, 1995 to $65,000 at April 30, 1996 due primarily to lower average cash and investment balances and interest expense incurred as a result of borrowings against the line of credit. Other income/expense decreased from income of $393,000 at April 30, 1995 to expense of $53,000 at April 30, 1996 due primarily to an exchange gain on foreign currency recognized during the first quarter of fiscal 1996.

The effective tax rate for the three months ended April 30, 1996 and 1995, was 35%. The Company expects the rate to remain at approximately 35% throughout the remainder of fiscal 1997.

3. Future Operating Results

The reader should consider the following important factors, among others, which in some cases have affected, or could affect, the Company's actual results in future quarters and fiscal years to differ materially from those expressed in forward-looking statements made by, or on behalf of, the Company.

The Company has operated historically with minimal backlog; as a result, revenues earned in any quarter will continue to be largely dependent on orders booked, built, and shipped in that quarter. In addition, the Company has experienced a pattern of recording the majority of its quarterly revenues in the third month of the quarter. Meanwhile, the Company's operating expenses are incurred ratably throughout each quarter and are relatively fixed in the short term. As a result, if projected revenues are not realized in the expected period, the Company's operating results for that period could be adversely affected.

For a further explanation of risk factors, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996.


PART II.

ITEM 1. Legal Proceedings

	In May 1996, the Company entered into a License Agreement with Audio-Fax, Inc. ("AudioFax") for a fully paid up license to three U.S. patents and one Canadian patent held by AudioFax. In conjunction with the execution of this License Agreement, the Company and AudioFax entered into a Settlement Agreement under which each company released and fully discharged any and all claims and causes of action which existed or may have existed prior to the execution of the Settlement Agreement. The Company and AudioFax also entered into a Judgement and Order under which AudioFax's complaint for patent infringement against the Company was discontinued.

	Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 for a description of certain legal proceedings (Civil Action Nos. 95-CV-7236, 95-CV-7295 and 95-CV-7317) commenced in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 there-under. Boston Technology and the defendants continue to deny the allegations and intend to contest these cases vigorously.

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


		                               		    BOSTON TECHNOLOGY, INC.


Date:   June 14, 1996                  /s/ Carol B. Langer
                        				       By: ____________________________________
				                                   Carol B. Langer
                            				       Senior Vice President of Finance and
                            				       Administration, Chief Financial Officer,
                            				       Treasurer and Secretary
                            				       (principal financial officer)

                 			    BOSTON TECHNOLOGY. INC.
                        				EXHIBIT INDEX


Exhibit                                                                 Page
Number     Title of Document                                           Number
_______    ___________________________________________________         ______

  11       Statement re:  Weighted Shares used in Computation            12
      			  of Earnings per Share


  27       Financial Data Schedule                                       13

						                         											               EXHIBIT 11

			                   BOSTON TECHNOLOGY, INC.
 	       Weighted Shares used in Computation of Earnings Per Share
	                      			(in thousands)
                                           						       Three months ended April 30,
       							                                              1996          1995
							                                                    _______        _______

 Common stock outstanding, beginning of year               24,732         24,759

 Weighted average common stock issued during
 the three months ended April 30,                             68             47

 Weighted average common stock equivalents                  7,927          2,800

 Weighted average treasury shares acquired using
  the treasury stock method                                (4,998)        (1,428)
                                                 							   ______         ______
 Weighted average shares of common stock outstanding       27,729         26,178
                                                 							   ======         ======