Form 10-K/A
period 1996-01-31
BOSTON TECHNOLOGY INC
filed 1996-07-16
CIK 771470

						BOSTON TECHNOLOGY, INC.
						100 Quannapowitt Parkway
						Wakefield, MA  01880

July 15, 1996                                   VIA EDGAR


Securities and Exchange Commission
Division of Corporation Finance
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re: Boston Technology, Inc.
    Commission File No. 0-17384
    Form 10-K/A
    ____________

Dear Sir/Madam:

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), enclosed for filing in EDGAR electronic format is a copy of the Form 10-K/A and required Exhibit for the year ended January 31, 1996.

If you have any questions or comments regarding the enclosed material, please contact the undersigned.

				   Very truly yours,

				   /s/ Carol B. Langer
				   ________________________________
				   Carol B. Langer, Chief Financial Officer

  =========================================================================

		     SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C. 20549

			     Amendment No.1
			       Form 10-K/A

     (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		  For the year ended January 31, 1996


		    Commission File No. 0-17384

		       Boston Technology, Inc.

	 (Exact name of registrant as specified in its charter)

	    Delaware                                        04-3073385
    (State or other jurisdiction of                       (I.R.S Employer
    incorporation or organization)                   Identification Number)


      100 Quannapowitt Parkway
      Wakefield, Massachusetts                                    01880
(Address of principal executive offices)                      (Zip code)


    Registrant's telephone number, including area code:  (617) 246-9000

	  Securities registered pursuant to Section 12(b) of the Act:

						   Name of each Exchange on
   Title of each class                                  which registered
   -------------------                                  ----------------
	  None                                                None


	Securities registered pursuant to Section 12(g) of the Act:
		  Common Stock, par value $.001 per share
		      Common Stock Purchase Rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

	Yes X   No   .
	   ---    ---

   Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or an amendment to this Form 10-K.                       [X]

   The aggregate market value of Common Stock held by nonaffiliates of the Registrant as of April 19, 1996 was $365,458,943 based on the closing sale of Common Stock as reported on the Nasdaq National Market on such date. At April 19, 1996, there were issued and outstanding 24,882,311 shares of Common Stock, par value $.001 per share.

		   DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 25, 1996 are incorporated herein by reference into Part III hereof.

   =======================================================================

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by Item 10 is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 25, 1996 (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers."

Pursuant to the agreement entered into during the fourth quarter of fiscal 1996 between the Company and AT&T, during the term of such agreement, and at its first meeting after such request, the Company's Board of Directors shall increase its size by one member and elect AT&T's nominee to fill such newly-created vacancy, subject to reasonable approval of such nominee by the Company's Board of Directors. Thereafter, and if AT&T retains a 10% or more shareholder interest in the Company through its ownership of warrants or Common Stock of the Company, the Company's Board of Directors shall (subject to the following sentence) nominate the AT&T representative for reelection as a director and use the same efforts to cause the reelection of that AT&T representative as a director as are used with respect to all other nominees for election as a director. In the event that the AT&T representative resigns as a director, dies or is no longer employed by AT&T, AT&T shall have the right, subject to the reasonable approval of the Company's Board of Directors, to designate a replacement for such AT&T representative to serve on the Company's Board of Directors.

To date, AT&T has not exercised its rights to increase the size of the Company's Board and elect an AT&T nominee.

				   SIGNATURE

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   July 15, 1996
					BOSTON TECHNOLOGY, INC.

					By: /s/ Francis E. Girard
					__________________________
					Francis E. Girard
					President and Chief
					Executive Officer

                                 EXHIBIT INDEX
       Exhibit
       Number      Title
       ________   ________
(2)     3.1     -Certificate of Incorporation of Registrant, as amended
(9)     3.2     -By-laws of the Registrant, as amended
(9)     4.1     -Specimen Common Stock Certificate
(10)    4.2     -Shareholder Rights Agreement dated as of May 9, 1991 between
			 the Registrant and The First National Bank of Boston
(11)    4.2(a)  -Assignment of Shareholder's Rights Agreement
(11)   10.1     -$25 Million Credit Agreement dated January 31, 1996 between
			 the Registrant and Silicon Valley Bank and CoreStates Bank
(1)t   10.2     -AT&T Memorandum of Agreement dated November 22, 1995
(6)    10.3     -Lease dated November 5, 1990 between the Registrant and
			 Wakefield Park Limited Partnership
(3)    10.4     -First Amendment dated as of March 31, 1993 to Lease dated
			 November 5, 1990 between the Registrant and Wakefield Park
			 Limited Partnership
(4)    10.5     -Second Amendment dated as of August 31, 1994  to Lease dated
			 November 5, 1990 between the Registrant and Wakefield Park
			 Limited Partnership
(9)    10.6     -License Agreement dated November 15, 1988 between the
			 Registrant and VMX, Inc
(7)    10.7     -License Agreement dated January 22, 1990 between the
			 Registrant and Dytel Corporation
(5)    10.8     -Settlement Agreement dated December 28, 1993 between the
			 Registrant and Theis Research, Inc. and Peter F. Theis
(2)*   10.9     -1995 Director Stock Option Plan
(5)*   10.10    -1992 Directors' Stock Option Plan, as amended
(5)*   10.11    -1994 Stock Incentive Plan
(8)*   10.12    -1989 Incentive Stock Option Plan, as amended
(9)*   10.13    -Employee Savings and Profit Sharing Plan
(10)*  10.14    -Employee Severance Benefit Plan
(11)   11.      -Statement of Weighted Shares Used in Computation of Earnings
                    Per Share
(11)   23.      -Consent of Coopers & Lybrand L.L.P
(11)   27.      -Financial Data Schedule
__________________________
(1)     Filed herewith.
(2)     Incorporated by reference to the Registrant's Form 10-Q for the
	     period ended July 31, 1995.
(3)     Incorporated by reference to the Registrant's Form 10-Q for the
	     period ended October 31, 1993.
(4)     Incorporated by reference to the Registrant's Form 10-K for the
	     fiscal year ended January 31, 1995.
(5)     Incorporated by reference to the Registrant's Form 10-K for the
	     fiscal year ended January 31, 1994.
(6)     Incorporated by reference to the Registrant's Form 10-K for the
	     fiscal year ended January 31, 1991.
(7)     Incorporated by reference to the Registrant's Form 10-K for the
	     fiscal year ended January 31, 1990.
(8)     Incorporated by reference to the Definitive Proxy Materials for the
	     Registrant's Annual Meeting of Stockholders held July 14, 1992.
(9)     Incorporated by reference to the Registrant's Form S-1 (Registration
             No. 33-32134).
(10)    Incorporated by reference to the Registrant's Form 8-K dated
             May 9, 1991.
(11)    Previously filed.
*       Management contract, compensation plan or arrangement filed as an
	     exhibit pursuant to Item 14(c) of Form 10-K.
t       Confidential treatment requested as to certain portions.