Form 10-Q
period 1996-07-31
BOSTON TECHNOLOGY INC
filed 1996-09-13
CIK 771470

                                             BOSTON TECHNOLOGY, INC.
					     100 Quannapowitt Parkway
					     Wakefield, MA  01880

September 13, 1996                           VIA EDGAR


Securities and Exchange Commission
Division of Corporation Finance
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re: Boston Technology, Inc.
    Commission File No. 0-17384
    Form 10-Q

Dear Sir/Madam:

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), enclosed for filing in EDGAR electronic format is a copy of the Form 10-Q and required Exhibits for the six months ended July 31, 1996.

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

		    For the quarter ended July 31, 1996

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

							  Shares Outstanding
	Class of Securities                          (as of September 6, 1996)
	____________________                              ___________________

	Common Stock, $.001 par value per share              25,113,562

	Total Number of Pages: 17
	The Exhibit Index is located on page: 15
=============================================================================

				    INDEX


			     BOSTON TECHNOLOGY, INC.


PART I. FINANCIAL INFORMATION                                       Page No.
								    ________

Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets:
	As of July 31, 1996 (Unaudited) and January 31, 1996............ 3

	Unaudited Consolidated Statements of Income:
	For the three and six months ended
	July 31, 1996 and 1995.......................................... 4

	Unaudited Consolidated Statements of Cash Flows:
	For the six months ended
	July 31, 1996 and 1995.......................................... 5

	Notes to Consolidated Financial Statements...................... 6

Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations................... 7


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...............................................13

Item 2. Changes in Securities...........................................13

Item 3. Defaults upon Senior Securities.................................13

Item 4. Submission of Matters to a Vote of Security Holders.............13

Item 5. Other Information...............................................14

Item 6. Exhibits and Reports on Form 8-K................................14

Signatures..............................................................14

Exhibit Index...........................................................15

					 PART I
				  BOSTON TECHNOLOGY, INC.
				CONSOLIDATED BALANCE SHEETS

								    July 31, 1996   January 31, 1996
								    ______________  ________________
				   ASSETS                             (UNAUDITED)
Current assets:
 Cash and cash equivalents                                            $  6,339,000   $ 13,929,000
 Accounts receivable, less allowances of
 $1,538,000 and $1,554,000                                              51,908,000     28,892,000
 Net investment in sales type leases                                     2,513,000      2,771,000
 Inventories                                                            21,404,000     16,951,000
 Prepaid Taxes                                                             487,000      3,886,000
 Prepaid expenses and other current assets                               2,351,000      2,130,000
								       ___________     __________
   Total current assets                                                 85,002,000     68,559,000

Net investment in sales type leases                                      1,857,000        357,000
Property and equipment, net                                             17,103,000     10,597,000
Deferred Taxes                                                           2,080,000      2,080,000
Other assets                                                             5,233,000      3,068,000
								       ___________     __________
      TOTAL ASSETS                                                   $ 111,275,000   $ 84,661,000
								       ===========     ==========
		      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                         500,000        275,000
 Accounts payable                                                       11,826,000     11,253,000
 Accrued expenses                                                       16,368,000      9,981,000
 AT & T Contract Accrual                                                         0      2,060,000
 Deferred customer funding                                                 744,000      2,825,000
 Deferred revenues                                                       5,120,000      3,536,000
								       ___________     __________
   Total current liabilities                                            34,558,000     29,930,000

Long-term debt and other long-term liabilities                          15,439,000        417,000

Stockholders' equity:
 Common stock, $.001 par value, 60,000,000 shares authorized;
  25,344,814 and 25,344,814 shares issued                                   25,000         25,000
 Additional paid-in capital                                             57,338,000     57,048,000
 Retained earnings                                                       7,701,000      5,557,000
 Cumulative translation adjustment                                         277,000        283,000
 Treasury Stock, at cost, 312,193 and 613,119 shares                    (4,063,000)    (8,599,000)
								       ___________     __________
   Total stockholders' equity                                           61,278,000     54,314,000
								       ___________     __________
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 111,275,000   $ 84,661,000
								       ===========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

						BOSTON TECHNOLOGY, INC.
					  CONSOLIDATED STATEMENTS OF INCOME
						     (UNAUDITED)

					      Three months ended July 31,       Six months ended July 31,
					      ___________________________       _________________________
						    1996          1995              1996          1995
						___________   ___________       ___________   ___________
Revenues                                       $ 41,455,000  $ 26,127,000      $ 77,206,000  $ 52,148,000

Cost and expenses:
 Cost of revenues                                17,120,000     8,147,000        33,409,000    17,621,000
 Research and development                         8,185,000     5,384,000        15,278,000     9,325,000
 Marketing, general and adminstrative            11,220,000     8,494,000        20,785,000    16,534,000
						 __________    __________        __________    __________
						 36,525,000    22,025,000        69,472,000    43,480,000


Income from operations                            4,930,000     4,102,000         7,734,000     8,668,000

Interest income                                      76,000       285,000           351,000       802,000
Interest expense                                   (243,000)      (27,000)         (453,000)      (69,000)
Other income (expense), net                        (470,000)     (198,000)         (523,000)     (195,000)
						   _________     _________         _________     _________
Income before provision for
 income taxes                                     4,293,000     4,162,000         7,109,000     9,206,000


Provision for income taxes                        1,502,000     1,202,000         2,488,000     2,968,000
						  _________     _________         _________     _________
Net income                                     $  2,791,000  $  2,960,000      $  4,621,000  $  6,238,000
						  =========     =========         =========     =========



Net income per share                           $        .10   $       .11       $       .17   $       .24
						  =========     =========         =========     =========


Weighted average number of common and
 common equivalent shares outstanding            28,005,000    26,445,000        27,835,000    26,270,000



The accompanying notes are an integral part of the consolidated financial statements.

							  BOSTON TECHNOLOGY, INC.
						   CONSOLIDATED STATEMENTS OF CASH FLOWS
								(UNAUDITED)

							    Six months ended July 31,
							   __________________________
							       1996           1995
							  ___________    ___________
Cash flows from (used by) operating activities:
 Net Income                                              $  4,621,000   $  6,238,000
 Reconciliation to cash flows from (used by)
   operating activities:
   Depreciation and amortization                            3,464,000      2,137,000
   Rent expense in excess of payments                         (96,000)       (98,000)
   Changes in operating assets and liabilities:
     Accounts receivable                                  (23,016,000)       156,000
     Net investment in sales type leases                   (1,242,000)       706,000
     Inventories                                           (4,453,000)    (2,183,000)
     Prepaid expenses and other current assets               (221,000)      (405,000)
     Accounts payable                                         573,000        626,000
     Accrued expenses                                       4,327,000      1,993,000
     Deferred revenues                                      1,584,000      1,059,000
     Deferred Customer funding                             (2,081,000)    (1,103,000)
     Other long-term liabilities                               17,000         72,000
     Income taxes                                           3,689,000     (1,694,000)
							   __________     __________
   Cash flows from (used by) operating activities:        (12,834,000)     7,504,000

Cash flows from (used by) investing activities:
 Purchase of investments                                            0     (3,429,000)
 Redemption of investments                                          0      6,597,000
 Purchase of property and equipment, net                   (9,575,000)    (3,000,000)
 Purchase of license agreements and other assets             (560,000)      (152,000)
							   __________     __________
Cash flows from (used by) investing activities            (10,135,000)        16,000

Cash flows from financing activities:
 Principal payments under financing obligations              (275,000)      (531,000)
 Borrowings under revolving credit agreements              18,600,000              0
 Repayments under revolving credit agreements              (5,000,000)             0
 Proceeds from exercise of common stock options             1,685,000      1,867,000
 Proceeds from employee stock purchase plan                   374,000        296,000
							   __________     __________
Cash flows from financing activities                       15,384,000      1,632,000
Effect of exchange rate changes on cash                        (5,000)         4,000
							   __________     __________
Net increase (decrease) in cash and cash equivalents       (7,590,000)     9,156,000

Cash and cash equivalents at beginning of period           13,929,000     19,715,000
							   __________     __________
Cash and cash equivalents at end of period                $ 6,339,000   $ 28,871,000
							   ==========     ==========


Supplemental disclosure of cash flow information:

Tax benefit of disqualifying dispositions of
 incentive stock options                                 $    290,000   $   888,000
Income taxes paid                                              10,000     4,604,000
Interest paid                                                 344,000        70,000

Non cash investing activities:
 Purchase of license agreements                             2,530,000        80,000

The accompanying notes are an integral part of the consolidated financial statements.

			    Boston Technology, Inc.
		    Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Tech-nology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accord-ingly, these consolidated financial statements do not include all of the infor-mation and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated statements of income for the three and six months ended July 31, 1996 and 1995, the unaudited consolidated statements of cash flows for the six months ended July 31, 1996 and 1995, and the unaudited consolidated balance sheet at July 31, 1996 have been made.

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

2. CASH AND CASH EQUIVALENTS

In accordance with the terms of certain patent license agreements, the Company had restricted cash of $2,000,000 and $275,000 as of July 31, 1996 and January 31, 1996, respectively, which is included in cash and cash equivalents.

3. INVENTORIES

Inventories consist of:          July 31, 1996     January 31, 1996
				 ______________    ________________
				   (Unaudited)

Materials and purchased parts     $ 12,056,000       $ 8,179,000
Work in process                      6,602,000         6,858,000
Finished goods                       2,746,000         1,914,000
				    __________        __________
Total                             $ 21,404,000       $16,951,000
				    ==========        ==========

4. COMMITMENTS AND CONTINGENCIES

During fiscal 1995, the Company received $1,741,000 from the sale of sales type lease receivables, and at July 31, 1996 was contingently liable for $1,174,000. In September 1996, the Company received notification from the purchaser of the lease that the lessee is in default, and requiring the Company to repurchase the contract.

5. FINANCING ARRANGEMENTS

The Company maintains a $25,000,000 revolving credit facility with two banks. Borrowings are collateralized by the Company's accounts receivable and inventories and bear interest at the prime rate. The credit facility is scheduled to expire on October 6, 1997. As of July 31, 1996, the Company had $13,600,000 outstanding under this revolving credit facility.

6. RELATED PARTIES

On July 31, 1996, Orient Star Holdings ("Orient Star") filed a Statement on
Schedule 13D with the Securities and Exchange Commission regarding their acquisition of 6.33% of the Company's outstanding common stock. On August 31, 1996, Orient Star amended their Schedule 13D filing for an increase in their ownership of the Company's outstanding common stock from 6.33% to 7.36%. Orient Star is wholly-owned by Carso Global Telecom, S.A. de C.V. ("Carso"). The Chairman of the Board of Directors of Carso is a member of the Board of Directors of SBC Communications and Telmex, both of which are customers of the Company. Another member of the Board of Directors of Carso is the CEO of Telmex, a customer of the Company.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1. Results of Operations
Three Months Ended July 31, 1996 versus the Three Months Ended July 31, 1995

Net Sales.
Revenues for the second quarter were $41,455,000 versus $26,127,000 for the prior year period, an increase of $15,328,000, or 59%. North American revenues, generated by sales to Regional Bell Operating Companies, a competi-tive access provider, a long distance carrier and other network operators, were approximately $28,786,000, an increase of $21,819,000, or 313%, versus the prior year period and an increase of $11,861,000 or 70%, versus the first quarter of fiscal 1997. North American revenues increased to 69% of total revenues versus 27% in the prior year period due primarily to higher volume from an existing customer as well as incremental volume from two new customers. International revenues for the second quarter were $12,669,000, a decrease of $6,491,000, or 34%, versus the prior year period and a decrease of $6,157,000, or 33%, versus the first quarter of fiscal 1997. International revenues decreased versus both periods due to lower volume from two of the Company's existing Pacific Rim customers, partially offset by incremental revenue from a new International customer. International shipments comprised 31% of total second quarter 1997 revenues versus 73% in the prior year period.

Gross Profit.
As a percentage of revenues, gross profit was approximately 59% for the second quarter versus approximately 69% the prior year period. The decrease versus the prior year period was due primarily to an increase in the number of smaller systems shipped, which traditionally have lower margins. Second quarter gross profit improved five percentage points from the first quarter of fiscal 1997 due to the shipment of a number of system upgrades, which carry a higher profit margin. Although margin improved versus the first quarter of fiscal 1997, the Company expects to continue to ship a larger percentage of smaller systems during the remainder of fiscal 1997, with gross profit as a percentage of revenues to continue to run below fiscal 1996 levels.

Research and Development Expenses.
Net research and development expenses were $8,185,000 for the second quarter versus $5,384,000 for the prior year period. As a percentage of revenues, net research and development expenses decreased to 20% for the second quarter versus 21% for the prior year period due to higher incremental revenue. Excluding the effect of customer funding and certain reclassifications, gross research and development spending in the second quarter of fiscal 1997 in-creased $3,607,000, or 54%, over the prior year period primarily due to an increase in headcount to support ongoing development projects. The Company expects to continue to make a significant investment in research and develop-ment as necessary under certain recent customer contracts. The Company is also involved in research and development programs that are funded in whole or in part by its customers. Customer funding is recognized as a reduction to research and development expense as development activities occur. Customer funding offsets against expense for the second quarter of fiscal 1997 and 1996 were $621,000 and $1,200,000, respectively. In addition to customer funding offsets, the Company periodically capitalizes expenses incurred under long-term custom modification contracts. These expenses are classified as work in process and are recognized in cost of sales as product is delivered. Reclassifications against expense for these long-term custom modification contracts for the second quarter of fiscal 1997 and 1996 amounted to $1,510,000 and $125,000, respectively.

Marketing, General and Administrative Expenses.
Marketing, general and administrative expenses for the second quarter were $11,220,000 versus $8,494,000 for the prior year period. As a percentage of revenues, these expenses decreased from 33% at July 31, 1995 to 27% at July 31, 1996 due to higher incremental revenue. Absolute spending increased $2,726,000 due primarily to the expansion of the worldwide customer service and sales organizations, particularly in Mexico and the Far East, as well as increased staffing to support the overall growth of the Company's business.

Interest.
Interest income for the second quarter decreased by $209,000 to $76,000 at July 31, 1996 due primarily to lower average cash and investment balances. Interest expense for the second quarter increased by $216,000 to $243,000 as a result of borrowings against the Company's available line of credit.

Other Expense.
Other expense increased $272,000 to $470,000 at July 31, 1996 due primarily to the Company's share of a loss incurred by the joint venture recently established in Brazil.

Provision for Income Taxes.
The effective tax rate for the second quarter was 35% versus 29% for the prior year period. The effective rate of 29% in fiscal 1996 was due to a $250,000 refund received in the second quarter of fiscal 1996. The Company expects the effective rate to remain at approximately 35% throughout the remainder of fiscal 1997.

Six Months Ended July 31, 1996 versus the Six Months Ended July 31, 1995

Net Sales.
Revenues for the six months ended were $77,206,000 versus $52,148,000 for the prior year period, an increase of $25,058,000, or 48%. North American revenues, generated by sales to Regional Bell Operating Companies, a competitive access provider, a long distance carrier and other network operators, were approximately $45,711,000, an increase of $27,434,000, or 150%, versus the prior year period. North American revenues increased due primarily to slightly higher volume from several existing customers as well as to incremental revenue from two new customers. International revenues for the six months ended July 31, 1996 were $31,495,000, a decrease of $2,376,000, or 7%, versus the prior year period. International revenues decreased due primarily to lower volume from one of the Company's existing Pacific Rim customers, partially offset by incremental revenue from one new International customer. International shipments comprised 41% of total revenues for the first six months of fiscal 1997.

Gross Profit.
As a percentage of revenues, gross profit was approximately 57% for the six months ended July 31, 1996 versus approximately 66% the prior year period.
The decrease was primarily due to an increase in the number of smaller systems shipped, which traditionally have lower margins. The Company expects to continue to ship a larger percentage of smaller systems during the balance of fiscal 1997, with gross profit as a percentage of revenues to continue to run below fiscal 1996 levels.

Research and Development Expenses.
Net research and development expenses were $15,278,000 for the six months ended July 31, 1996 versus $9,325,000 for the prior year period. As a percentage of revenues, net research and development expenses increased to 20% for the first half of fiscal 1997 versus 18% for the prior year period. Excluding the effect of customer funding and certain reclassifications, gross research and development spending in the first half of fiscal 1997 increased $6,076,000, or 45%, over the prior year period primarily due to an increase in headcount to support ongoing development projects. Customer funding offsets against expense for the first six months of fiscal 1997 and 1996 amounted to $2,081,000 and $2,694,000, respectively. Reclassifications against expense for long-term custom modification contracts for the first six months of fiscal 1997 and 1996 amounted to $2,098,000 and $1,362,000, respectively.

Marketing, General and Administrative Expenses.
Marketing, general and administrative expenses for the six months ended
July 31, 1996 were $20,785,000 versus $16,534,000 for the prior year period. As a percentage of revenues, these expenses decreased from 32% at July 31, 1995 to 27% at July 31, 1996 due to higher incremental revenue. Absolute spending increased due primarily to additional staffing in the worldwide customer service and sales organizations, to support the Company's growth and worldwide expansion.

Interest.
Interest income for the six months ended July 31,1996 decreased by $451,000 to $351,000 due primarily to lower average cash and investment balances. Interest expense for the six months ended July 31,1996 increased by $384,000 to $453,000 as a result of borrowings against the Company's available line of credit.

Other Expense.
Other expense increased by $328,000 to $523,000 at July 31, 1996 due primarily to the Company's share of a loss incurred by a joint venture recently established in Brazil.

Provision for Income Taxes.
The effective tax rate for the six months ended July 31, 1996 and 1995, was 35% and 32%, respectively. The effective rate of 32% in fiscal 1996 was due to a $250,000 refund received in the second quarter of fiscal 1996. The Company expects the effective rate to remain at approximately 35% throughout the remainder of fiscal 1997.


2. Liquidity and Capital Resources

Cash and cash equivalents decreased by $7,590,000 to $6,339,000 at July 31, 1996 versus $13,929,000 at January 31, 1996. The decrease in cash and cash equivalents is due primarily to a $23,016,000 increase in accounts receivable, asset purchases of $9,575,000 and a $4,453,000 increase in inventories, partially offset by net borrowings under a revolving credit facility of $13,600,000, increases in accounts payable and accrued expenses of $4,900,000, a $3,689,000 reduction in net taxes receivable, proceeds from the exercise of stock options and employee stock purchases of $2,059,000 and net income of $4,621,000.

The increase of $23,016,000 in accounts receivable from $28,892,000 at January 31, 1996 to $51,908,000 at July 31, 1996 was due primarily to higher sales volume during the second quarter of fiscal 1997 versus the fourth quarter of fiscal 1996 from three existing North American customers and from sales made late in the quarter to one new International customer and one new North American customer.

The $9,575,000 increase in property and equipment (at cost) was concentrated in the area of research and development and was due primarily to the purchase of computer workstations to support increased headcount, test equipment to support increased manufacturing and research and development volume and an enterprise-wide systems upgrade.

Inventories increased $4,453,000 from $16,951,000 at January 31, 1996 to $21,404,000 at July 31, 1996. The increase in inventory levels is due to the ongoing product transition from the CO Access platform to Access NP Network Services Platform, as additional inventories are necessary to support Access NP orders, while also maintaining adequate support for the CO Access customer base. Inventories are also higher due to higher expected sales levels for the balance of fiscal 1997 and also to a large system shipment that was not consummated as of the July 31, 1996 balance sheet date.

The Company had net borrowings under its revolving credit facilities of $13,600,000 outstanding at July 31, 1996, which are included on the Balance Sheet under Long-term debt and other long-term liabilities. The Company anticipates that its cash and cash equivalents, along with cash generated from operations and existing credit facilities will be sufficient to meet the Company's cash requirements at least through January 31, 1997.

Accounts payable and accrued expenses increased $4,900,000 to $28,194,000 at July 31, 1996 due primarily to an increase in accrued distributor commissions, an increase in accrued royalties and to a higher product warranty reserve. Accrued distributor commissions increased from January 31, 1996 levels due to the timing of certain international sales and the timing of the payment of these commissions. Accrued royalties increased due primarily to a higher number of product licensing agreements with certain key vendors for components incorporated into the Access NP. Product warranty reserves increased due primarily to incremental sales volume.

The $3,689,000 decrease in net taxes receivable was due primarily to refunds received during the first quarter of fiscal 1997, as well as to the first and second quarter provisions for amounts due for fiscal 1997 taxes.

The Company entered into a technology license agreement during the second quarter of fiscal 1997. Under the terms of the agreement the Company will pay $2,000,000 in equal installments of $500,000 every six months commencing on February 1, 1997 through August 1, 1998. These amounts are included on the Balance Sheet under Current portion of long-term debt and Long-term debt and other long-term liabilities.

During fiscal 1995, the Company received $1,741,000 from the sale of sales type lease receivables, and at July 31, 1996 was contingently liable for $1,174,000. In September 1996, the Company received notification from the purchaser of the lease that the lessee is in default, and requiring the Company to repurchase the contract. The Company believes that its current reserves will be adequate to cover any losses which may be incurred.


3. Future Operating Results

The reader should consider the following important factors, among others, which in some cases have affected, and in the future could affect, the Company's actual results in future quarters and fiscal years to differ materially from those expressed in forward-looking statements made by, or on behalf of, the Company.

The Company has operated historically with minimal backlog; as a result, rev-enues earned in any quarter will continue to be largely dependent on orders booked, built, and shipped in that quarter. The Company has experienced a pattern of recording the majority of its quarterly revenues in the third month of the quarter.

Historically, the Company's revenues have been attributed to a limited number of customers, with a high average system revenue per transaction. Therefore, the loss of any one customer, or a significant decline in their volume, could have a material adverse effect on the Company's business and it's results of operations. The Company's ability to increase future revenues may depend on its ability to generate sufficient revenues to substitute for reduced pur-chases by one or more major customers. In addition, the Company's operating expenses are incurred ratably throughout each quarter and are relatively fixed in the short term. As a result, if projected revenues are not realized in the expected period, the Company's operating results for that period could be adversely affected.

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

The International portion of the Company's business, which represented 41% of revenues for the first half of fiscal 1997, is subject to a number of inherent risks, including difficulties in building and managing international opera-tions and international reseller networks, international service and support of the Company's products, difficulties or delays in translating products into foreign languages, fluctuations in the value of foreign currencies, import/ export duties and quotas, and unexpected regulatory, economic or political changes in international markets. Due to the competitive environment in the international marketplace, certain international customers may require longer payment terms; as a result, days sales outstanding may periodically extend beyond ninety days on amounts due from these customers.

Due to the level of International business, the Company's revenue may increas-ingly be denominated in foreign currencies. To date, foreign currency fluc-tuations have not had a material adverse effect on the Company's operating results. While the Company has periodically engaged in hedging transactions to cover its currency translation exposure, the increase in International business may require the Company to engage in these types of transactions more frequently to mitigate the effect of foreign currency fluctuations.

The Company sells substantially all of its product to companies in the tele-communication industry. This industry is undergoing significant change as a result of the passage of the telecommunications bill, reducing restrictions on competition within the industry. The enhanced services systems industry is already highly competitive and the Company expects competition to in-tensify. Competition for the sale of enhanced services systems to network operators is based principally on capacity, high reliability and ability to provide multiple-applications platforms integrated with telecommunications networks. The Company believes that it will continue to encounter substantial competition from its existing competitors, and that other companies, many with considerably greater financial, technical, marketing and sales resources than Boston Technology, may enter the enhanced services systems markets. Also, unforseen changes in the regulatory environment may have an impact on the Company's revenues and/or costs in any given part of the world.

Certain components of the Company's products are currently purchased from a single source and, although the Company believes that alternate sources are available, any interruption in the supply of such components could adversely effect the Company's operating results.

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

ITEM 2. Changes in Securities
	Not applicable.

ITEM 3. Defaults upon Senior Securities
	Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

	At the Annual Meeting of Stockholders on June 25, 1996, the Company's stockholders adopted the following proposals by the votes specified below:
	1. To fix the number of directors at seven and to elect the seven nominees listed below.

                                                          Against or                       Broker
			Proposal          For              Withheld       Abstain         Non-votes
			________          ___             __________      _______         _________
       1. Election of Directors:
	  Greg C. Carr                    18,569,050         119,711         --                 --
	  Richard J. Connaughton          18,569,050         119,711         --                 --
	  Francis E. Girard               18,569,050         119,711         --                 --
	  Herman B. Leonard               18,569,050         119,711         --                 --
	  Joseph E. Norberg               18,569,050         119,711         --                 --
	  Robert J. Slezak                18,568,911         119,850         --                 --
	  Richard K. Snelling             18,569,050         119,711         --                 --

       2. To ratify and approve the 1996 Stock Incentive Plan as described in the Proxy Statement

					  17,433,863         1,202,580       52,318           1,061

ITEM 5. Other Information

	Not applicable.

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


				    BOSTON TECHNOLOGY, INC.


Date:   September 13, 1996


				      /s/ Carol B. Langer
				  By: ____________________________

				      Carol B. Langer
				      Senior Vice President of Finance and
				      Administration, Chief Financial Officer,
				      Treasurer and Secretary
				      (principal financial officer)

				 BOSTON TECHNOLOGY. INC.
				      EXHIBIT INDEX



Exhibit                                                            Page
Number     Title of Document                                      Number
_______    ___________________________________________________    ______

  10.20    1996 Stock Incentive Plan                               (1)


  11       Statement re:  Weighted Shares used in Computation       15
			   of Earnings per Share


  27       Financial Data Schedule                                  16




_______________

(1) Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual Meeting of Stockholders held June 25, 1996.

                                                             EXHIBIT 11
																	EXHIBIT 11

			     BOSTON TECHNOLOGY, INC.
	       Weighted Shares used in Computation of Earnings Per Share
				(in thousands)
						  Three months ended July 31,  Six months ended July 31,
							  1996       1995         1996     1995
							 _______    _______      ______   ______

 Common stock outstanding, beginning of period           24,917      24,896      24,732   24,759

 Weighted average common stock issued during
 the three and six months ended July 31,                     59         226         158      193

 Weighted average common stock equivalents                8,019       2,830       7,912    2,856

 Weighted average treasury shares acquired using
  the treasury stock method                              (4,990)     (1,507)     (4,967)  (1,538)
							 ______      ______      ______   ______
 Weighted average shares of common stock outstanding     28,005      26,445      27,835   26,270
							 ======      ======      ======   ======