Form 10-Q
period 1996-10-31
BOSTON TECHNOLOGY INC
filed 1996-12-16
CIK 771470

                                             BOSTON TECHNOLOGY, INC.
                                   					     100 Quannapowitt Parkway
					                                        Wakefield, MA  01880

December 16, 1996                            VIA EDGAR


Securities and Exchange Commission
Division of Corporation Finance
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re: Boston Technology, Inc.
    Commission File No. 0-17384
    Form 10-Q

Dear Sir/Madam:

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), enclosed for filing in EDGAR electronic format is a copy of the Form 10-Q and required Exhibits for the nine months ended October 31, 1996.

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

		    For the quarter ended October 31, 1996

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

							  Shares Outstanding
       	Class of Securities                          (as of December 10, 1996)
      	____________________                              ___________________

	Common Stock, $.001 par value per share              25,282,777


=============================================================================

                                    				    INDEX


                           			     BOSTON TECHNOLOGY, INC.


PART I. FINANCIAL INFORMATION                                       Page No.
                                                        								    ________

Item 1. Consolidated Financial Statements

	Consolidated Balance Sheets:
	As of October 31, 1996 (Unaudited) and January 31, 1996............ 3

	Unaudited Consolidated Statements of Income:
	For the three and nine months ended
	October 31, 1996 and 1995.......................................... 4

	Unaudited Consolidated Statements of Cash Flows:
	For the nine months ended
	October 31, 1996 and 1995.......................................... 5

	Notes to Consolidated Financial Statements......................... 7

Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations...................... 9


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..................................................15

Item 2. Changes in Securities..............................................15

Item 3. Defaults upon Senior Securities....................................15

Item 4. Submission of Matters to a Vote of Security Holders................15

Item 5. Other Information..................................................15

Item 6. Exhibits and Reports on Form 8-K...................................15

Signatures.................................................................15

Exhibit Index..............................................................16

					                                   PART I
				                            BOSTON TECHNOLOGY, INC.
			                         	CONSOLIDATED BALANCE SHEETS

							                                                     	 October 31, 1996   January 31, 1996
								                                                      _________________  ________________
				                           ASSETS                             (UNAUDITED)
Current assets:
 Cash and cash equivalents                                            $  5,544,000   $ 13,929,000
 Accounts receivable, less allowances of
 $1,703,000 and $1,554,000                                              62,677,000     28,892,000
 Net investment in sales type leases                                     2,091,000      2,771,000
 Inventories                                                            16,456,000     16,951,000
 Prepaid Taxes                                                             520,000      3,886,000
 Prepaid expenses and other current assets                               2,458,000      2,130,000
                                                       								        ___________     __________
   Total current assets                                                 89,746,000     68,559,000

Net investment in sales type leases                                              0        357,000
Property and equipment, net                                             20,593,000     10,597,000
Deferred Taxes                                                           2,080,000      2,080,000
Other assets                                                             5,500,000      3,068,000
                                                     								          ___________     __________
      TOTAL ASSETS                                                   $ 117,919,000   $ 84,661,000
                                                        								       ===========     ==========
		      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                       1,000,000        275,000
 Accounts payable                                                       13,111,000     11,253,000
 Accrued expenses                                                       20,016,000      9,981,000
 AT & T Contract Accrual                                                         0      2,060,000
 Deferred customer funding                                                 744,000      2,825,000
 Deferred revenues                                                       6,733,000      3,536,000
								                                                               ___________     __________
   Total current liabilities                                            41,604,000     29,930,000

Long-term debt and other long-term liabilities                           9,241,000        417,000

Stockholders' equity:
 Common stock, $.001 par value, 60,000,000 shares authorized;
  25,344,814 and 25,344,814 shares issued                                   25,000         25,000
 Additional paid-in capital                                             57,579,000     57,048,000
 Retained earnings                                                      10,946,000      5,557,000
 Cumulative translation adjustment                                         299,000        283,000
 Treasury Stock, at cost, 142,008 and 613,119 shares                    (1,775,000)    (8,599,000)
                                                    								           ___________     __________
   Total stockholders' equity                                           67,074,000     54,314,000
								                                                               ___________     __________
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 117,919,000   $ 84,661,000
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

				                                               BOSTON TECHNOLOGY, INC.
					                                       CONSOLIDATED STATEMENTS OF INCOME
						                                                   (UNAUDITED)

					                                        Three months ended October 31,      Nine months ended October 31,
					                                        _____________________________       ____________________________
						                                              1996          1995              1996          1995
			                                          			___________   ___________       ___________   ____________
Revenues                                       $ 52,818,000  $ 19,519,000      $ 130,024,000  $ 71,667,000

Cost and expenses:
 Cost of revenues                                23,235,000     8,636,000         56,644,000    26,257,000
 Research and development                        10,067,000     6,099,000         25,345,000    15,424,000
 Marketing, general and adminstrative            12,593,000     9,775,000         33,378,000    26,699,000
                                          						 __________    __________         __________    __________
						                                           45,895,000    24,510,000        115,367,000    68,380,000


Income (loss) from operations                     6,923,000    (4,991,000)        14,657,000     3,287,000

Interest income (expense) net                      (213,000)      203,000           (315,000)      936,000
Other expense, net                                 (293,000)     (214,000)          (816,000)      (19,000)
                                         						   _________     _________          _________     _________
Income (loss) before provision for
 income taxes                                     6,417,000    (5,002,000)        13,526,000     4,204,000


Provision (benefit) for income taxes              2,246,000    (1,624,000)         4,734,000     1,344,000
                                          						  _________     _________          _________     _________
Net income (loss)                              $  4,171,000  $ (3,378,000)      $  8,792,000  $  2,860,000
						                                            =========     =========          =========     =========



Net income (loss) per share                    $        .15   $      (.14)       $      .32   $       .11
                                            				  =========     =========         =========     =========


Weighted average number of common and
 common equivalent shares outstanding            28,144,000    24,937,000        27,823,000    26,140,000



The accompanying notes are an integral part of the consolidated financial statements.

						                                    	  BOSTON TECHNOLOGY, INC.
						                               CONSOLIDATED STATEMENTS OF CASH FLOWS
							                                          	(UNAUDITED)

							                                                  Nine months ended October 31,
							                                                  ____________________________
							                                                        1996           1995
							                                                    ___________    _____________
Cash flows from (used by) operating activities:
 Net Income                                              $  8,792,000   $  2,860,000
 Reconciliation to cash flows from (used by)
   operating activities:
   Depreciation and amortization                            5,720,000      3,342,000
   Rent expense in excess of payments                        (144,000)      (147,000)
   Loss on disposal of fixed assets                           127,000              0

   Changes in operating assets and liabilities:
     Accounts receivable                                  (33,785,000)     1,308,000
     Net investment in sales type leases                    1,037,000      1,249,000
     Inventories                                              495,000     (7,646,000)
     Prepaid expenses and other current assets               (328,000)      (294,000)
     Accounts payable                                       1,858,000      5,286,000
     Accrued expenses                                       7,975,000        665,000
     Deferred revenues                                      3,197,000        492,000
     Deferred Customer funding                             (2,081,000)      (372,000)
     Other long-term liabilities                              (33,000)       (57,000)
     Income taxes                                           3,896,000     (4,173,000)
			                                                 				   __________     __________
   Cash flows from (used by) operating activities:         (3,274,000)     2,513,000

Cash flows from (used by) investing activities:
 Purchase of Property and equipment                       (15,157,000)    (4,817,000)
 Purchase of investments                                            0     (3,429,000)
 Redemption of investments                                          0      7,168,000
 Purchase of license agreements and other assets           (1,118,000)       (22,000)
                                                 							   __________     __________
Cash flows used by investing activities                   (16,275,000)    (1,100,000)

Cash flows from financing activities:
 Principal payments under financing obligations              (275,000)      (542,000)
 Borrowings under revolving credit agreements              18,600,000              0
 Repayments under revolving credit agreements             (10,600,000)             0
 Purchase of Treasury Stock                                         0    (10,663,000)
 Proceeds from exercise of common stock options             2,641,000      2,147,000
 Proceeds from employee stock purchase plan                   781,000        615,000
                                                  						   __________     __________
Cash flows from (used by) financing activities             11,147,000     (8,443,000)
Effect of exchange rate changes on cash                        17,000        156,000
							                                                    __________     __________
Net decrease in cash and cash equivalents                  (8,385,000)    (6,874,000)

Cash and cash equivalents at beginning of period           13,929,000     19,715,000
                                                 							   __________     __________
Cash and cash equivalents at end of period                $ 5,544,000   $ 12,841,000
                                                 							   ==========     ==========
                                       Page 5

                    Supplemental disclosure of cash flow information:


Tax benefit of disqualifying dispositions of
 incentive stock options                                 $    530,000   $   923,000
Income taxes paid                                           2,021,000     5,047,000
Interest paid                                                 712,000       126,000

Non cash investing activities:
 Purchase of license agreements                             2,000,000             0

The accompanying notes are an integral part of the consolidated financial statements.

	                          		    Boston Technology, Inc.
                  		    Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Tech-nology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accord-ingly, these consolidated financial statements do not include all of the infor-mation and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated statements of income for the three and nine months ended October 31, 1996 and 1995, the unaudited consolidated statements of cash flows for the nine months ended October 31, 1996 and 1995, and the unaudited consolidated balance sheet at October 31, 1996 have been made.

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

2. CASH AND CASH EQUIVALENTS

In accordance with the terms of a patent license agreement, the Company had restricted cash of $275,000 at January 31, 1996. This amount was paid in February 1996.

3. INVENTORIES

Inventories consist of:         October 31, 1996   January 31, 1996
                             			 ______________    ________________
				                                (Unaudited)

Materials and purchased parts     $  9,200,000       $ 8,179,000
Work in process                      6,878,000         6,858,000
Finished goods                         378,000         1,914,000
                            				    __________        __________
Total                             $ 16,456,000       $16,951,000
				                                ==========        ==========

4. FINANCING ARRANGEMENTS

The Company maintains a revolving credit facility with two banks. On November 19, 1996 the Company increased its available line of credit with these two banks from $25,000,000 to $35,000,000. Borrowings are collateralized by the Company's accounts receivable and inventories and bear interest at the prime rate. The credit facility is scheduled to expire on November 19, 1998. As of October 31, 1996, the Company had $8,000,000 outstanding under the credit facility.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated in such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Operating Results."


1. Results of Operations
Three Months Ended October 31, 1996 versus Three Months Ended October 31, 1995

Net Sales.
Revenues for the third quarter were $52,818,000 versus $19,519,000 for the prior year period, an increase of $33,299,000, or 171%. North American revenues, generated by sales to Regional Bell Operating Companies, long-distance carriers, and other network operators, were approximately $42,301,000, an increase of $36,024,000, or 574%, versus the prior year period. North American revenues increased to 80% of total revenues versus 32% in the prior year comparable period due primarily to higher incremental volume from several existing customers. International revenues for the third quarter were $10,517,000, a decrease of $2,725,000, or 21%, versus the prior year period. International revenues decreased due primarily to lower volume from the Company's existing Pacific Rim customers, partially offset by incremental revenue from four new International customers. International revenues comprised 20% of total third quarter 1997 revenues versus 68% in the prior year period.

Gross Profit.
As a percentage of revenues, gross profit was approximately 56% for the third quarter, consistent with the comparable period in the prior year. For the remainder of fiscal 1997, the Company expects to continue to ship a larger percentage of smaller systems, with gross profit as a percentage of revenues to continue to run below fiscal 1996 levels.

Research and Development Expenses.
Net research and development expenses were $10,067,000 for the third quarter versus $6,099,000 for the prior year period. As a percentage of revenues, net research and development expenses decreased to 19% for the third quarter versus 31% for the prior year period due primarily to higher incremental revenue. Excluding the effect of customer funding and certain reclassifications, gross research and development spending in the third quarter of fiscal 1997 in-creased $4,821,000, or 66%, over the prior year period primarily due to an increase in headcount to support ongoing development projects. The Company expects to continue to make a significant investment in research and develop-ment, including research and development required under certain recent customer contracts. The Company is also involved in research and development programs that are funded in whole or in part by its customers. Customer funding is recognized as a reduction to research and development expense as development activities occur. Customer funding offsets against expense for the third quarter of fiscal 1997 and 1996 were $1,213,000 and $924,000, respectively.
In addition to customer funding offsets, the Company periodically capitalizes expenditures incurred under long-term custom modification contracts. These expenditures are classified as work in process and are recognized in cost of sales as product is delivered. Reclassifications against expense for these long-term custom modification contracts for the third quarter of fiscal 1997 and 1996 amounted to $835,000 and $271,000, respectively.

Marketing, General and Administrative Expenses.
Marketing, general and administrative expenses for the third quarter were $12,593,000 versus $9,775,000 for the prior year period. As a percentage of revenues, these expenses decreased from 50% at October 31, 1995 to 24% at October 31, 1996 due primarily to higher incremental revenue. Gross spending increased $2,818,000 versus the prior year period due primarily to the expansion of the worldwide customer service and sales organizations, particularly in Mexico and the Far East, as well as increased staffing to support the overall growth of the Company's business.

Interest.
Interest income for the third quarter decreased by $140,000 to $119,000 at October 31, 1996 due primarily to lower average cash balances.
Interest expense for the third quarter increased by $276,000 to $332,000 as a result of borrowings against the Company's line of credit. As a result of such borrowings, the Company expects to continue to incur interest expense that is higher than in past periods.

Other Expense.
Other expense increased $79,000 to $293,000 at October 31, 1996 due primarily to the Company's share of a loss incurred by the joint venture established in December 1995 in Brazil as well as a loss related to a disposal of fixed assets.

Nine Months Ended October 31, 1996 versus Nine Months Ended October 31, 1995

Net Sales.
Revenues for the nine months ended were $130,024,000 versus $71,667,000 for the prior year period, an increase of $58,357,000, or 81%. North American revenues, generated by sales to Regional Bell Operating Companies, long distance carriers and other network operators, were approximately $89,302,000, an increase of $64,745,000, or 264%, versus the prior year period. North American revenues increased due primarily to higher volume from several existing customers as well as to incremental revenue from three new customers. International revenues for the nine months ended October 31, 1996 were $40,722,000, a decrease of $6,387,000, or 14%, versus the prior year period. International revenues decreased due primarily to lower volume from the Company's existing Pacific Rim customers, partially offset by incremental revenue from several new International customers. International revenues comprised 31% of total revenues for the first nine months of fiscal 1997, as compared to 66% for the same period in fiscal 1996.

Gross Profit.
As a percentage of revenues, gross profit was approximately 56% for the nine months ended October 31, 1996 versus approximately 63% the prior year period. The decrease was primarily due to an increase in the number of smaller systems shipped, which traditionally have lower margins. The Company expects to continue to ship a larger percentage of smaller systems during the balance of fiscal 1997, with gross profit as a percentage of revenues to continue to run below fiscal 1996 levels.

Research and Development Expenses.
Net research and development expenses were $25,345,000 for the nine months ended October 31, 1996 versus $15,424,000 for the prior year period. As a percentage of revenues, net research and development expenses were 19% for the first nine months of fiscal 1997 versus 22% for the prior year period. Excluding the effect of customer funding and certain reclassifications, gross research and development spending in the first nine months of fiscal 1997 increased $10,897,000, or 53%, over the prior year period primarily due to an increase in headcount to support ongoing development projects. Customer funding offsets against expense for the first nine months of fiscal 1997 and 1996 amounted to $3,294,000 and $3,618,000, respectively. Reclassifications against expense for long-term custom modification contracts for the first nine months of fiscal 1997 and 1996 amounted to $2,933,000 and $1,633,000, respectively.

Marketing, General and Administrative Expenses.
Marketing, general and administrative expenses for the nine months ended October 31, 1996 were $33,378,000 versus $26,699,000 for the prior year period. As a percentage of revenues, these expenses decreased from 37% at October 31, 1995 to 26% at October 31, 1996 due primarily to higher incremental revenue. Absolute spending increased due primarily to additional staffing in the world-wide customer service and sales organizations, to support the Company's growth and worldwide expansion.

Interest.
Interest income for the nine months ended October 31,1996 decreased by $591,000 to $470,000 due primarily to lower average cash and investment balances. Interest expense for the nine months ended October 31,1996 increased by $660,000 to $785,000 as a result of borrowings against the Company's line of credit.

Other Expense.
Other expense increased by $797,000 to $816,000 at October 31, 1996 due primarily to the Company's share of a loss incurred by a joint venture established in December 1995 in Brazil as well as a loss related to a disposal of fixed assets.

Provision for Income Taxes.
The effective tax rate for the three and nine months ended October 31, 1996 and 1995, was 35% and 32%, respectively. The increase in the tax rate from fiscal year 1996 to fiscal year 1997 was due primarily to changes in U.S. tax regulations eliminating the ability for the company to utilize Research and Development tax credits in fiscal 1997. The Company expects the effective rate to remain at approximately 35% throughout the remainder of fiscal 1997.


2. Liquidity and Capital Resources

Cash and cash equivalents decreased by $8,385,000 to $5,544,000 at October 31, 1996 versus $13,929,000 at January 31, 1996. The decrease in cash and cash equivalents is due primarily to a $33,785,000 increase in accounts receivable and capital expenditures of $15,157,000. This decrease was partially offset by increases in accounts payable and accrued expenses of $9,833,000, net income of $8,792,000 and net borrowings under a revolving credit facility of $8,000,000.

The increase of $33,785,000 in accounts receivable from $28,892,000 at January 31, 1996 to $62,677,000 at October 31, 1996 was due primarily to higher sales volume during the third quarter of fiscal 1997 versus the fourth quarter of fiscal 1996.

The $15,157,000 increase in property and equipment (at cost) was concentrated in the area of research and development and was due primarily to the purchase of computer workstations to support increased headcount, test equipment to support increased manufacturing and research and development volume. Additionally, the Company invested in an enterprise-wide computer system upgrade.

The Company had net borrowings under its revolving credit facilities of $8,000,000 outstanding at October 31, 1996, which are included on the Balance Sheet under Long-term debt and other long-term liabilities. The Company anticipates that its cash and cash equivalents, along with cash generated from operations and existing credit facilities will be sufficient to meet the Company's cash requirements at least through January 31, 1998.

Accounts payable and accrued expenses increased $9,833,000 to $33,127,000 at October 31, 1996. Accrued distributor commissions increased from January 31, 1996 levels due to the timing of certain international sales and the timing of the payment of these commissions. Accrued royalties increased due primarily to a higher number of product licensing agreements with certain key vendors for components incorporated into the Access NP product line. Product warranty reserves and sales/use taxes payable increased due primarily to incremental sales volume.

The $3,896,000 decrease in net taxes receivable was due primarily to refunds received during the first quarter of fiscal 1997, as well as to provisions for amounts due for fiscal 1997 taxes.

3. Certain Factors That May Affect Future Operating Results

The reader should consider the following important factors, among others, which in some cases have affected, and in the future could affect, the Company's actual results in future quarters and fiscal years to differ materially from those expressed in forward-looking statements made by, or on behalf of, the Company.

The Company has operated historically with minimal backlog, although backlog has increased over the past three quarters. Revenues earned in any quarter will continue to be somewhat dependent on orders booked, built, and shipped in that quarter. The Company continues to experience a pattern of recording the majority of its quarterly revenues in the third month of the quarter.

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

The International portion of the Company's business, which represented 31% of revenues for the first nine months of fiscal 1997, is subject to a number of inherent risks, including difficulties in building and managing international operations, international service and support of the Company's products, difficulties or delays in translating products into foreign languages, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in inter-national markets. Due to the competitive environment in the international marketplace, certain international customers may require longer payment terms; as a result, days sales outstanding may fequently extend beyond ninety days on amounts due from these customers.

Some of the Company's revenue may be denominated in foreign currencies. To date, foreign currency fluctuations have not had a material adverse effect on the Company's operating results. While the Company has periodically engaged in hedging transactions to cover its currency translation exposure, International business may require the Company to engage in these types of transactions more frequently to mitigate the effect of foreign currency fluctuations.

The Company sells substantially all of its product to companies in the tele-communication industry. This industry is undergoing significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition within the industry. Unforseen changes in the regulary environment may have an impact on the Company's revenues and/or costs in any given part of the world. The enhanced services systems industry is already highly competitive and the Company expects competition to intensify. Competition for the sale of enhanced services systems to network operators is based principally on capacity, high reliability and ability to provide multiple applications platforms integrated with telecommunications networks. The Company believes that it will continue to encounter substantial competition from its existing competitors, and that other companies, many with considerably greater financial, technical, marketing and sales resources than Boston Technology, may enter the enhanced services systems markets.

Certain components of the Company's products are currently purchased from a single source and, although the Company believes that alternate sources are available, any interruption in the supply of such components could adversely effect the Company's operating results.

PART II.
ITEM 1. Legal Proceedings

	Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 for a description of certain legal proceedings (Civil Action Nos. 95-CV-7236, 95-CV-7295 and 95-CV-7317) commenced in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 there-under. On November 14, 1996 the United States District Court for the Eastern District of Pennsylvania ordered the cases transferred to the United States District Court for the District of Massachusetts.
	Boston Technology and the defendants continue to deny the allegations and intend to contest these cases vigorously.

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


				    BOSTON TECHNOLOGY, INC.

Date:   December  16, 1996
				      /s/ Carol B. Langer
				  By: ____________________________

				      Carol B. Langer
				      Senior Vice President of Finance and
				      Administration, Chief Financial Officer,
				      Treasurer and Secretary
				      (principal financial officer)

				                           BOSTON TECHNOLOGY. INC.
				                                EXHIBIT INDEX



Exhibit
Number     Title of Document
_______    ___________________________________________________

  10.15    Loan Document Modification Agreement dated
     			   November 19, 1996


  11       Statement re:  Weighted Shares used in Computation
		     	   of Earnings per Share


  27       Financial Data Schedule