Form 10-K
period 1997-01-31
BOSTON TECHNOLOGY INC
filed 1997-04-30
CIK 771470

PART I.
ITEM 1. BUSINESS
Background
Boston Technology, Inc. ("Boston Technology" or the "Company") is a leading worldwide provider of communications and information processing systems and applications that enable telecommunications carriers to provide their residential, business, wireless and cable subscribers with enhanced services, such as call answering, voice messaging, fax processing, pager notification and other multimedia capabilities. Enhanced services allow subscribers to improve their communications through the recording, storage, access and distribution of messages and other information. The Company develops, manufactures, markets and supports standard and customized solutions comprising enhanced systems platforms and software applications. The Company's products are used in wireline, cable wireline and wireless networks, operating with existing network switching equipment to deliver services accessible through commonly available telephones, fax machines, pagers and personal computers. The Company's customers include Ameritech, AT&T, Bell Atlantic, Bell South, Nippon Telegraph and Telephone Corporation, SBC Communications, Sprint Spectrum, L.P., Telebras, Telstra, and Telmex, representing approximately half of the world's twenty largest telephone companies.

Boston Technology's enhanced services platforms are its Access NP, first shipped in October 1995, and its CO ACCESS Network Services Platform, first shipped in November 1988. The Company's platforms employ a distributed system architecture and modular design in order to achieve the high capacity, scalability and reliability needed by telecommunications carriers to deploy enhanced services on a mass scale. The design of the Company's platforms enables customers to purchase selected enhanced services applications and to add additional applications as needed in the future.

Boston Technology's AccessMAX Application Software Environment, an object-oriented software environment designed to facilitate development of applications for its Access NP and CO ACCESS platforms, allows the Company, telecommunications carriers and third-party developers to create and adapt service offerings to meet changing market needs and introduce new services. As of January 31, 1997, the Company had shipped 236 Access NP platforms and 360 CO ACCESS platforms to 32 customers in 13 countries.

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

Customer Base
Boston Technology's customers include a variety of domestic and international network operators, RBOCs, wireless operators, cable companies, local exchange providers, service bureaus and universities. The Company's significant customers typically serve large populations of customers, requiring large capacity equipment that can support enhanced services deployed on a mass scale with the corresponding high volume of usage. In addition, the Company's customers have typically established an extremely high standard of service reliability and availability, with stringent engineering requirements for equipment intended for use within the telephone company central office switching environment.

North America
North American revenues increased from $42,480,000 in fiscal year 1996 to $134,627,000 in fiscal 1997, representing an increase of 217%, compared to a decline in North American revenues from $59,404,000 in fiscal 1995 to $42,480,000 in fiscal 1996, representing a decrease of 28%. Sales to Bell Atlantic accounted for 10%, 13% and 48% of the Company's revenues during fiscal 1997, 1996 and 1995, respectively. Sales to SBC Communications accounted for 17% and 11% of the Company's revenues during fiscal 1997 and 1996, respectively. Sales to SBC Communications for fiscal year 1995 were less than 10% of the Company's revenues. Sales to AT&T accounted for 23% of the Company's revenues during fiscal 1997, but were less than 10% of the Company's revenues in fiscal 1996 and 1995.

Boston Technology has agreements with a variety of North American RBOCs, cable companies, local exchange providers, service bureaus and universities to purchase the Company's platforms and applications software. RBOC customers include Ameritech, Bell Atlantic, BellSouth and SBC Communications, which use the Company's platforms to offer enhanced services to residential, business and wireless subscribers in selected areas. During the fiscal year ended January 31, 1997, the Company entered into new agreements with SBC Communications wireline and SBC Communications wireless, and extended its relationship with Bell Atlantic. Boston Technology's new customers during fiscal 1997 include Cox California PCS, Inc., and Sprint Spectrum, L.P.

International
International revenues decreased from $62,787,000 in fiscal year 1996 to $57,831,000 in fiscal year 1997, representing a decrease of 8%. International revenues increased from $29,652,000 in fiscal year 1995 to $62,787,000 in fiscal year 1996, representing an increase of 112%. In fiscal 1996 and 1995, sales to customers outside of North America accounted for approximately 60% and 33%, respectively, of the Company's revenues. In fiscal 1997, international revenue was 30% of total revenues, with DDI, a wireless carrier in Japan, accounting for 13% of the Company's total revenues.

During the fiscal year ended January 31, 1997, the Company entered into purchase agreements with the following international customers: Dalian Telecom Bureau, Hangzhou Telecom Bureau, and Hebei Provincial Telecom Authority, three customers located in China; Escotel Mobile Communications Limited, which provides wireless communications services in India; Guangdong Mobile Communications Corporation, a mobile operator in China; Infostrada S.p.A., a network operator in Italy; TelecomAsia Corporation Public Co., Ltd. and Sahaviriya Infortech Computer Co., Ltd, a distributor in Thailand; and Univoice Service Bureau, a network operator in China.

Products
The Company's product strategy is to offer highly-customized, reliable, scalable and flexible systems and applications built upon a distributed hardware architecture. The Company's platforms provide large processing capabilities to run its enhanced services applications on a mass scale through wireline and wireless networks, as well as to support domestic and most international signaling protocols. The Company also offers the AccessMAX Application Software Environment, which is an object-oriented tool written in C++ programming language that allows application developers to design and implement applications to run on the Company's platform. This also allows Boston Technology customers to create, customize, and modify new or existing services.

Boston Technology manufactures and distributes two network services platforms, Access NP and its predecessor CO ACCESS, which allow its customers to run the Company's suite of enhanced services applications. The open architecture of the Company's platforms gives carriers the flexibility to operate different network interfaces simultaneously, so that a single system can interface with multiple networks and multiple terminal devices. The platforms also provide operations, administration and management functions for the customer.

Network operators purchase, install and maintain the Company's platforms in or near their central switching offices, exchanges or wireless switching centers, and offer enhanced services through their networks to their residential, business, wireless and cable customers. For a monthly flat rate and/or usage-based charges, these customers receive access to a variety of enhanced services through the operators' networks without having to assume the capital, administrative or maintenance requirements of purchasing their own enhanced services systems.

The platforms are built with a proprietary distributed hardware architecture. The Access NP Network Services Platform subsystems are linked by a parallel, redundant Ethernet local area network. The hardware "front end" consists of a queuing digital switching matrix ("DSM") that routes incoming calls from the network to their assigned application processing unit ("APU") ports. One incoming port on a platform corresponds to one incoming facility or trans-mission path from the network switch. Voice processing applications run on one or more APUs, each of which has local disk storage for voice prompts and messages. A master control unit directs all system operations, including assignment of incoming calls to APU ports and directing the DSM to make the connection. Auxiliary interface subsystems support system administration, connection to other voicemail systems, customer billing, and connection to a GSM message center.

Boston Technology's platforms are designed to help carriers take advantage of the Intelligent Network architecture by operating as either a Service Node or Intelligent Peripheral. By providing a Service Node compliant architecture with switching, service logic and resource elements all on one platform, Boston Technology supplies operators worldwide with capabilities that maximize
Intelligent Network-based applications.   The open architecture of Boston
Technology's platforms gives operators the flexibility to run different network interfaces simultaneously, including ISDN, SS7, ISUP/TCAP and IS41, so a single system can interface with multiple networks and multiple terminal devices.

The Company's platform configurations provide the following capacities:

System Type                               CO ACCESS               Access NP
                                   					     600S                  60  (3)

Subscriber Configuration Limit (1)          80,000                 300,000


Maximum Busy Hour Calls (2)                 24,000                  60,000


Available Ports (T1/E1)                   24 to 768           24/30 to 768/960


Available Storage Hours (1)             55 to 3,520        135 to 12,960 hours

 (1)       Dependent on user profile and system configuration.
 (2)       Varies with network integration.
 (3)       Can be clustered to provide higher capacity if required.

Subscriber applications, network and interfaces to operational support systems are nearly identical across both the Access NP and CO ACCESS platforms, allowing network operators to serve single markets with either system. Furthermore, migration tools allow customers to manage traffic engineering requirements in order to accommodate systems growth.

The Access NP platform offers the following features:

Capacity. Depending on user profile, the Access NP Network Services Platform supports up to 300,000 mailboxes with a configuration of up to 960 ports. It provides redundant storage for up to 12,960 hours of voice storage. Its non-blocking digital switch accepts calls even during periods of peak demand.

Scalability. The Access NP platform enables network operators to install the features they initially require and add on as their subscriber base and demand grow. Application Processing Units or disk drives can be added to the system for increased capacity. In addition, innovative procedures for balancing resources across systems allow networks to grow without interruption to service.

Availability. The Access NP platform is designed to deliver a very high standard of availability. For reliability, redundancy options in major areas of operation eliminate single points of failure within the platform architecture.

Flexibility. The Access NP platform offers the flexibility and adaptability required to accommodate different types of media as the enhanced services market grows and matures. The digital signal processing capabilities of the platform are designed to provide a "universal port" to handle a variety of multimedia services.

Serviceability. Major components are "hot-swappable" allowing quick slide-in replacement with convenient single-sided access. Diagnostics are performed on-line, with little or no downtime required. On-line documentation, visual indicators and multiple level alarming are available to assist in identifying any failed components.

Other capabilities currently offered on the Access NP and CO ACCESS platforms include:

Digital Message Networking. Digital Message Networking allows operators to support area-wide exchange of voice messages among voice mailboxes located on multiple platforms residing in dispersed central offices. Subscribers are able to send, reply to and forward messages among subscriber mailboxes regardless of the location of the originating or destination mailboxes.

Addressing Domain. Addressing Domain allows operators to group together Voice Messaging subscribers into common areas, such as area codes, city codes or corporate networks, including customized numbering plans for subscribers in these areas.

Multiple Language Support. With Multiple Language Support, subscribers hear instructions in the language specified by the platform administrator or the subscribers. Languages that have been implemented by the Company include Arabic, Cantonese, English, Japanese, Mandarin, Portuguese, Spanish and Thai.

Operations, Administration and Maintenance. The Company provides a number of features to assist platform administrators in managing subscriber mailboxes, administering billing, collecting and reporting platform data, tracking alarm conditions and ensuring platform security. These capabilities are designed to integrate easily with existing network operations and engineering systems and to allow operators to manage subscriber growth in a cost-effective manner.

Enhanced Services Applications

Below is a brief description of enhanced services applications currently offered on the Access NP and CO ACCESS platforms.

Call Answering
Answers telephone automatically with personalized greeting and allows callers to leave a private voice message.

Partitioned Mailboxes
Allows subscribers to create individual submailboxes within a household or small business.

Voice Messaging
Allows subscribers to create and send voice messages to other mailbox subscribers, including the ability to reply to, forward and send copies of messages.

Fax Services
Enables facsimile documents to be stored within a subscriber's mailbox and outdialed and delivered to a fax machine.

Virtual Telephone Service
Provides subscribers with a mailbox that is associated with a telephone number but not a telephone.

Reminder Service
Allows subscribers to record a reminder message for future delivery to themselves.

Pager Notification
Enables subscribers to be notified by their pagers when messages have been deposited in their mailbox.

Special Delivery
Allows subscribers to be notified when messages are received from designated telephone numbers.

QuickACCESS Automated Attendant
Used by a business to automatically answer incoming calls and route callers to the desired party or redirect calls when a line is busy or unanswered.

Bulletin Board
Allows businesses and other organizations to provide an automated way for callers to obtain information about their services or offerings.

AccessMAX Application Software Environment

The Company's AccessMAX Application Software Environment is an object-oriented tool written in C++ programming language. The AccessMAX environment has been designed to provide the Company's customers with a tool to differentiate their services in the increasingly competitive telecommunications market. The AccessMAX environment allows application developers to design and implement applications to run on both the Access NP and the CO ACCESS platforms.
Using the telecommunications services object library and a workstation, the developer is able to change existing applications or build new applications by pointing, clicking, dragging and dropping services icons. This software allows the Company, and its customers to create or adapt service offerings to meet changing market needs and introduce new services.

Recently Released Product
Unified Mailbox Applications. AccessWEB Internet Messaging is an application that will give end users access to their voice and fax messages from anywhere in the world via the World Wide Web. Subscribers will be able to view messages on a personal computer screen, listen to messages in a real-time environment and store the messages. AccessWEB Internet Messaging will also allow the creation of custom distribution lists via the user's personal computer.

Product Development
Boston Technology believes that the ongoing, timely development of new products and applications and enhancements to existing products are essential to maintain its competitive position. The Company also commits research and development resources to meet specific customer requests for particular hardware or software features when the volume of potential business justifies such an investment. In addition, the Company believes that quality control programs are essential to its success. The Company's quality control programs are designed to maintain strict tolerances during the manufacturing process and to test all of its products. The Company received ISO 9001 qualification in January 1997. The Company's research and development resources are decentralized, allowing for teams of personnel to focus on specific projects and activities to completion. Project managers maintain close relationships with the Company's customers, thereby creating an environment receptive to understanding customer needs. Research and development expenses for fiscal years 1997, 1996 and 1995, net of customer-funded research and development and reclassifications, were $38,787,000, $21,884,000 and $13,709,000, respectively.
In addition, from time to time the Company engages in research and development activities that are customer funded. During fiscal 1997, 1996 and 1995, the Company received approximately $3,349,000, $5,051,000 and $8,162,000, respectively,  for such research and development.

Service and Support
Boston Technology's Worldwide Customer Service and Support organization provides the Company's customers with a variety of hardware and software support services. These services include technical training, full systems installation and network integration. The Company places a high priority on providing timely, accurate information as well as advice on how to take advantage of the Company's products. As a result of close working relation-ships with customers, service and support personnel have been a source of product improvements and new features and functions. The Company's service and support activities represent an integral element of its marketing strategy, and the Company believes its service and support capabilities and commitment represent a competitive advantage.

The Company's standard warranty policy is to repair or replace faulty equipment during the warranty period, which is usually for a period of one year from system installation. Boston Technology also offers a supplemental and higher level of service coverage during the warranty period as part of its Systems Installation Service and also offers post-warranty service under its Service Max Service Program. The Company maintains a centralized worldwide Technical Assistance Center at its headquarters in Wakefield, Massachusetts and has regional satellite centers in Hong Kong and Tokyo, which provide technical support services 24 hours a day, seven days a week.

Sales and Marketing
The Company sells and licenses its systems in North America to network operators through a direct sales organization. Because of the stringent technical and support requirements of the network operators, the Company has developed close working relationships with many of its customers. By doing so, the Company believes that it is able to better identify and meet future needs for new system features and capabilities. Internationally, the Company works with both direct sales and local representatives to market and distribute its products. The Company has entered into distribution and marketing agreements with telecommunications companies in, among other places, Brazil, China, Japan, Malaysia, Thailand and Taiwan, which the Company believes will help to expand sales of its products to international network operators.

A goal of the Company is to increase the market for and usage of its systems by assisting its existing and prospective customers in developing the market for enhanced services. The Company's MEDALIST Market Success Program, which is a key component of its overall marketing effort, is designed to assist the Company's customers in developing and implementing marketing programs for the enhanced services supported by the Company's platforms. In connection with the program, the Company provides consulting support, marketing materials, seminars and other marketing tools to customers.

The Company currently has sales and/or technical support offices in the following areas: Wakefield, Massachusetts; San Ramon, California; Atlanta, Georgia; Park Ridge, Illinois; St. Louis, Missouri; Dallas, Texas; McKinney, Texas; Reston, Virginia; Seattle, Washington; Brookfield, Wisconsin; Canada; England; Hong Kong; Japan; Mexico; Malaysia; and Australia.

Backlog
The Company's backlog at January 31, 1997 was approximately $103,000,000, compared to $33,000,000 at January 31, 1996. The Company includes in backlog all purchase orders and other purchase commitments shippable within the next
12 months. Products shipped for customer trials are not included in backlog or revenue. The Company's backlog at any particular time may not be indicative of future revenues because of the possibility of order cancellations or changes.

Competition
The enhanced services industry is highly competitive, and the Company expects that competition will intensify as the market continues to grow and mature.
The Company's principal competitors in the telecommunications network operators market are Brite Voice Systems, Centigram Communications Corporation, Comverse Technology, Inc., Glenayre Electronics, Inc., Octel Communications Corporation, Tecnomen Oy and Unisys Corporation. The Company believes competition for the sale of enhanced services to telecommunications carriers is based principally on capacity, high reliability and ability to provide multiple-application platforms integrated with telecommunications networks. The Company expects to continue to encounter substantial competition from its existing competitors, and that other companies will enter the North American and international enhanced services markets. Certain existing and future competitors possess considerably greater financial, technical, marketing and sales resources than the Company. There can be no assurance the Company will be able to compete successfully with existing or future competitors. In addition, the Company currently faces competition from sources outside of the telecommunications carrier market, such as PC-based enhanced services and home answering machines, and there can be no assurance the Company will not in the future encounter increased competition from these and other technologies. See "Risk Factors -
- Competition."

Manufacturing
Boston Technology's manufacturing operations consist primarily of final assembly, integration, test and quality control of subsystem and system products. The Company presently uses third parties to perform printed circuit card assembly and sheet metal fabrication. The Company supplements the standard parts and equipment that are procured from multiple sources with that of specific custom designed and contract manufactured assemblies. The Company currently procures digital switches, baseboards, voice cards and power supplies for its systems from sole source suppliers. The Company maintains stocking and/or manufacturing licensing arrangements with its key suppliers to mitigate the effects of any short-term delivery delays or interruptions. Alternate sources of all its components are available; however, the inability to obtain adequate supplies of any essential component could adversely affect the Company's operations. The Company currently has approximately 27,000 square feet of space allocated to system assembly, integration, testing, quality control and inventory storage for manufacturing activities.

Employees
As of February 28, 1997, the Company employed 904 persons, including 177 contractors/temporary employees, of which 517 people were employed in research and development, 239 people employed in sales, marketing, and support, 75 people employed in operations and 73 people employed in finance and administration. The Company believes that its future growth and success will depend upon its ability to continue to attract and retain highly qualified personnel, who are in great demand. None of the Company's employees is represented by a labor union. The Company has never had a work stoppage and considers its employee relations to be good.

Government Regulation
The Company attempts to stay abreast of regulatory issues in the areas of the world where it does business as countries move to open up markets to competition. Regulatory changes sometimes occur rapidly, and are not always predictable. Sudden or unforeseen changes in the regulatory environment may have an impact of the Company's revenues and/or costs in any given part of the world.

North America
Regulatory and judicial decisions at both the Federal and State level in the United States continue to impact the market for enhanced services. At the state level, regulatory activities have opened many states to competition in the local exchange market. The Company believes the February 1996 passage of the Telecommunications Act of 1996 is expected to produce favorable conditions for expanded deployment of enhanced services by further opening the local telephone, long distance telephone, and cable markets to competition. Local and long distance telephone companies, wireless providers, cable companies and utilities are now able to compete for telephone and cable customers. Electric utilities and cable companies have already deployed telephone service over their own fiber optic networks. Implementation of the Telecommunications Act has enabled a broader range of enhanced services such as information services and fax messaging to be offered.

Additionally, the auctions held over the past several years to award licenses for Personal Communications Services (PCS) have increased the number of wireless providers throughout the United States, thus increasing competition in the wireless market. Boston Technology has designed its network services software and platforms to support new enhanced services and believes it is well positioned to take advantage of the additional opportunities created by regulatory and technological changes. The Company believes that the domestic telephone market for traditional and new enhanced services will drive demand for Boston Technology's product and services as this market continues to expand.

International
Telecommunications deregulation around the world will also impact the demand for enhanced services in international markets. On February 15, 1997 the World Trade Organization reached a significant agreement to liberalize trade in telecommunications services. Nearly 70 countries, representing an over-whelming share of the world market, agreed to open their markets to foreign competition and to abide by an agreed set of rules: independent regulators, transparency in licensing and a defined appeals process. The agreement is scheduled to be put into effect on January 1, 1998 and is expected to accelerate the deregulation that was already underway in many countries.
While only 20% of the $600 billion world market is currently open to competition, it is predicted that within several years it will increase to 75% due to the European Union's opening of markets on January 1, 1998, the World Trade Organization agreement, deregulation in Japan, and the Telecommunications Act of 1996.

Effective January 1, 1998, the European Union has committed to the complete opening of all telecommunications services to competition and liberalization of their markets. England, Sweden and Finland have already opened their markets; in England cable telephony has been successful in reaching consumers by bundling cable and telephony services at competitive rates. Companies are already active in forming consortiums, partnerships and other joint ventures to position themselves as the European alternative operators when the markets are opened, and these new entrants are investing billions of dollars in building networks and alliances.

Deregulation is also prevalent outside of Europe. Developing countries such as the Philippines, Malaysia and Chile have already dismantled the state-owned telephone monopolies and allowed competitors to enter the market. A key driver in these countries is the much needed capital investment to build the telecommunications infrastructure. In Japan, NTT has agreed with the government to split itself into a long distance service provider and two regional companies handling local service with all three companies to be owned by a holding company. Australia plans to liberalize its tele-communications sector in July 1997 and South Korea saw an acceleration of deregulation in 1996 with the government licensing 27 new entrants.
The company believes that opportunities for enhanced services will be created by both technological changes and regulatory actions in the international market.

Intellectual property
The Company relies on a combination of patent, trade secret and copyright law, license, escrow and non-disclosure agreements, and technical measures to protect its rights in its products.

Patents
The Company currently holds 12 United States patents, three Australian patents, two New Zealand patents, and two Canadian patents. The Company's patents expire at various times beginning in 2008. The Company believes intellectual property protection is important in the highly competitive market for enhanced service systems, and intends to seek additional patent protection. There can be no assurance, however, that any patent application filed by the Company will result in a patent being issued, or that any patent issued to the Company will be held valid if challenged. Furthermore, the Company may become the subject of claims that the Company's products infringe upon the propriety rights of others, and there can be no assurance that any claims against the Company will not result in costly litigation or require the Company to license the intellectual property rights of third parties.

Trademarks and Service Marks
QUICKACCESS (and design), CO ACCESS, MEDALIST and ACCESSMAX are registered trademarks of the Company. ACCESS NP, ACCESSWEB, ACCESSPOINT, and ACCESSFAX are trademarks of the Company. Connect With Success, Communications for the Way We Live and ACCESSMAX Connect Alliance are service marks of the Company.

Technology Licenses
Boston Technology has entered into patent license agreements with five companies, under which the Company has obtained non-exclusive licenses to make, have made, use and sell certain inventions relating to voice messaging and voice processing covered by the claims of the licensors' products.

The Company has a perpetual, fully-paid license to certain technology owned by Northern Telecom to facilitate integration of the Company's products to Northern switches. Boston Technology has obtained certain non-exclusive, non-transferable, non-assignable source code licenses from The Santa Cruz Operation, Inc. that allow the Company to use specified source code and related documentation for certain support and maintenance of the Company's
CO ACCESS systems. No royalty payments are required under Boston Technology's license with the Santa Cruz Operation, Inc.

ITEM 2. PROPERTIES

As of January 31, 1997, the Company leased approximately 200,000 square feet in Wakefield, Massachusetts pursuant to a lease that expires in fiscal 2009. The Company also leases approximately 76,552 square feet in Andover, Massachusetts pursuant to a lease which is due to expire in August 2002. Additionally, the Company also leases approximately 30,000 square feet in a second location in Wakefield, Massachusetts pursuant to a lease which is due to expire February 1998. The Company also has a commitment to lease additional space of approximately 168,000 square feet in a new office building to be constructed adjacent to its Corporate headquarters in Wakefield, Massachusetts. Approval of the building permit is expected in April 1997, and occupancy is expected by mid May 1998 for a lease term of twelve years.

The Company also leases sales and support offices in five different locations throughout the United States and one in each of the United Kingdom, Hong Kong, Japan, Malaysia and two locations in Mexico. The current aggregate annual base rent for all leased offices for fiscal 1998 will be approximately $5,111,000.

ITEM 3. LEGAL PROCEEDINGS

On or about November 16, 1995, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania captioned John Eades
v. Boston Technology, Inc., Greg C. Carr, Francis E. Girard, Joseph E. Norberg, Paul W. DeLacey, William J. Burke and John C.W. Taylor, Civil Action
No. 95-CV-7236. On or about November 20 and 21, 1995, respectively, essentially identical complaints were filed in the same court captioned Jacob Turner v. Boston Technology, Inc., Greg C. Carr, Francis E. Girard, Joseph E. Norberg, Paul W. DeLacey, William J. Burke and John C.W. Taylor, Civil Action No. 95-CV-7295, and Gerald Tobin v. Boston Technology, Inc., Greg C. Carr, Francis E. Girard, Joseph E. Norberg, Paul W. DeLacey, William J. Burke and John C.W. Taylor, Civil Action No. 95-CV-7317. Each of the plaintiffs purports to represent a class of purchasers of the common stock of the Company between and including May 17, 1995 through November 15, 1995. Each complaint claims that the named defendants violated Section 10(b) of the Securities Exchange
Act of 1934 and Rule 10b-5 promulgated pursuant thereto, by virtue of false or misleading statements made during the class period. Each complaint claims that the individual defendants are liable as "control persons" under Section 20(a) of that Act. In addition, the complaints claim that the individual defendants sold some of their own common stock of the Company, during the purported class period, at times when the market price for the stock allegedly was inflated. No response has been made to the three complaints, which have been consolidated by the Court. The plaintiffs filed an Amended Complaint on May 6, 1996, and on June 20, 1996 the defendants filed a Motion to Transfer the case to the Eastern District of Massachusetts. On November 14, 1996, the United States District Court of the Eastern District of Pennsylvania ordered the cases transferred to the United States District court for the District of Massachusetts. On January 19, 1997, the defendants filed a Motion to Dismiss on the grounds that the Amended Complaint fails to state a claim under the relevant sections of the Securities Exchange Act of 1934, and under the law as applied by the United States Court of Appeals for the First Circuit. Oral argument was held on the Motion to Dismiss and the Plaintiffs Reply to the Motion on March 20, 1997. A decision is expected by August 1997.
Boston Technology and the defendants continue to deny the allegations and will continue to contest these cases vigorously. The outcome of this lawsuit is neither probable nor estimable; accordingly, no loss provision has been made for this lawsuit.

On March 3, 1997, Comverse Technology, Inc. filed a complaint with the
United States District Court, for the Eastern District of New York, against Boston Technology, Inc., Enhanced Communications Corporation, ("ECC"), a company acquired by the Company in February 1997, and William Rovin, the previous stockholder of ECC, as defendants, claiming a breach of contractual and fiduciary obligations, unfair competition, and other allegations related to the Company's acquisition of ECC. On April 14, 1997, Comverse agreed to withdraw the complaint pending further discussion with the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                            				   1997 Fiscal Quarter Ended
                            				   -------------------------
        		         April 30        July 31       October 31        January 31
        		         --------        -------       ----------        ----------
Common stock prices
           High    $17.38         $18.88          $17.13             $30.88
     	     Low     $12.00         $13.50          $12.75             $16.88

		                            		   1996 Fiscal Quarter Ended
                            				   -------------------------
             		    April 30        July 31       October 31        January 31
             		    --------        -------       ----------        ----------
Common stock prices
	          High    $16.75         $20.63          $19.13             $15.63
	          Low     $12.13         $13.50          $12.25             $11.00


The common stock is presently listed on the New York Stock Exchange under the symbol "BSN". Prior to January 13, 1997, the common stock was quoted and traded on the Nasdaq National Market. The table above sets forth on a per share basis for the fiscal periods indicated, the high and the low closing prices of the common stock on the New York Stock Exchange or the Nasdaq National Market, as the case may be, and may not reflect higher or lower individual stock trades.

As of April 2, 1997, there were approximately 1,616 holders of record of the Company's common stock.

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

                          				     Consolidated Statements of Operations:
                					                    For years ended January 31,

                        				   1997      1996      1995      1994      1993
                        				   ----      ----      ----      ----      ----
                               					(in thousands, except per share data)
Revenues                       $192,458   $105,267   $89,056   $70,315   $49,451

Cost and expenses:
   Cost of revenues              91,283     46,585    31,544    25,025    19,260
   Research and development      38,787     21,884    13,709    15,000    10,338
   Marketing, general and
   administrative                40,257     31,565    26,217    21,360    16,146
   Warrants & other costs
   associated with AT&T
   contract acquisition (see note
   8 to the consolidated
   financial statements)             --     21,000        --        --        --
                           				 ------     ------    ------    ------    ------
Income(loss) from operations     22,131    (15,767)   17,586     8,930     3,707

Interest(expense) income, net      (305)     1,004       891       367       290
Other expense                      (865)       (22)       (6)       (2)       --
                            				 ------     ------    ------    ------    ------
Income(loss) before provision
for income taxes                 20,961    (14,785)   18,471     9,295     3,997

Provision for income taxes        6,812        105     5,527     2,598       927
                            				 ------     ------    ------     -----     -----
Net income (loss)               $14,149   $(14,890)  $12,944    $6,697    $3,070
                            				 ======     ======    ======     =====     =====
Net income (loss) per share        $.51      $(.60)     $.50      $.27      $.13
                            				    ===        ===       ===       ===       ===
Weighted average number of common and
common equivalent shares outstanding

                            				 27,585     24,859    25,751    25,107    23,475

Consolidated Balance Sheet Data:

                                       						As of January 31,


                          				1997       1996      1995      1994      1993
                             	----       ----      ----      ----      ----
                                        						( in thousands )
Working capital               $40,411    $38,629   $44,316   $31,284   $22,326
Total assets                  128,173     84,661    80,289    65,274    41,270
Short term debt,
including  current portion
of long term debt               1,000        275       542       155       180
Long term debt,
excluding current portion       1,000         --       500     1,042       190
Stockholders' equity           76,492     54,314    56,792    40,841    31,643

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations

General. This annual report on Form 10-K contains forward-looking statements that involve a number of risks and uncertainties, including without limitation information regarding trends in the telecommunications industry and the impact of governmental regulation, the Company's future financial results, including revenues and expenses, and the Company's plans, strategies and expectations for its business. There are a number of factors that could cause the Company's actual results to differ materially from those forecasted or projected in such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Future Operating Results and Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligations to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Significant Transactions. During the fourth quarter of fiscal 1996, the Company entered into an agreement with AT&T Corporation (AT&T) for the supply of the Company's Access NP Network Services Platform and its AccessMAX object-oriented software. The original service offering targeted by AT&T with this platform was community telephone messaging for the 110,000 primary and secondary schools in the United States as a part of the AT&T Learning Network announced October 31, 1995. During fiscal 1997, AT&T has expanded its planned offerings to include call answering and voice messaging for its consumer and business, wireline and wireless, and local and long distance customers.

Pursuant to the original agreement, the Company issued to AT&T warrants to purchase 4,908,800 shares of Boston Technology's Common Stock at an exercise price of $14.00 per share. The warrants vest over a five year period.
In conjunction with the issuance of the warrants and the start-up costs associated with the agreement, Boston Technology took a non-cash, non-tax deductible charge of $21,000,000 to earnings in the fourth quarter of fiscal 1996. The $21,000,000 charge was due primarily to the valuation placed on the warrants (see Note 8 to the Consolidated Financial Statements).

Excluding the $21,000,000 charge for the AT&T contract, fiscal 1996 pro forma income from operations, net income and earnings per common share versus fiscal 1997 would have been as follows:

For the twelve months ended

                                          						       January 31,
                                            					  1997             1996
                                           						  ----             ----
                                          						  (actual)     (pro forma)
Income from operations, excluding AT&T charge   $22,131,000     $5,233,000
Net income                                      $14,149,000     $4,918,000
Net income per share                                   $.51           $.19
Weighted average common and common
equivalent shares outstanding                    27,585,000     26,014,000

Results of Operations

Years Ended January 31, 1997 and 1996

Revenues. Total revenues for the year ended January 31, 1997 were $192,458,000, an increase of $87,191,000, or 83%, over fiscal 1996. Total North American revenues, generated primarily by sales to RBOCs, AT&T and independent telephone companies, were $134,627,000, an increase of $92,147,000, or 217%, over fiscal 1996. Total international revenues were $57,831,000, a decrease of $4,956,000, or 8%, versus fiscal 1996. In fiscal 1997, international revenues comprised
30% of the Company's total revenues compared to 60% in fiscal 1996. Sales to AT&T, DDI, Bell Atlantic and SBC Communications accounted for 23%, 13%, 10%, and 17% of total revenues for fiscal year 1997, respectively. In fiscal 1998, the Company anticipates both North American and international revenues to increase over fiscal 1997 levels.

Gross Profit. Gross profit for the fiscal year ended January 31, 1997 increased over the corresponding prior year period by $42,493,000, or 72%, to $101,175,000. As a percentage of revenues, gross profit was approximately 53% for fiscal 1997 compared to approximately 56% for the comparable prior year period. The decrease in gross profit as a percentage of revenues in fiscal
1997 was primarily due to competitive pricing pressures as well as an increase in the number of smaller systems shipped, which traditionally have lower margins. The Company anticipates that gross profit as a percent of revenues will increase during fiscal 1998, assuming a stabilization of prices with increased revenues, as capacity and additional functionality is added to the small systems shipped in fiscal 1997.

Research and Development Expenses. Net research and development expenses for fiscal 1997 of $38,787,000 increased by $16,903,000, or 77%, over fiscal 1996.
As a percentage of revenues, net research and development expenses decreased to 20% for fiscal 1997 compared to 21% for fiscal 1996. Excluding the effect of customer funding offsets and other reclassifications, gross research and development spending of $46,318,000 in fiscal 1997 increased $17,471,000, or 61%, over fiscal 1996, reflecting customers' increased demand for unique products as well as for custom modifications and enhancements for their installed base of equipment.

The Company is involved in several research and development programs that are funded in whole or in part by its customers. Customer funding is recorded as a reduction to research and development expense, and is recognized as development activities occur. Customer funding offsets against research and development expense for the years ended January 31, 1997 and 1996 amounted to $3,349,000 and $5,051,000, respectively. Additionally, the Company periodically capitalizes expenditures incurred under long-term custom modification contracts. These expenditures are classified as work in process and are recognized in cost of sales as product is delivered. Reclassifications against expense for these long term custom modification contracts for fiscal 1997 and 1996 amounted to $4,182,000 and $1,912,000, respectively. Software development costs incurred after the establishment of technological feasibility, which would be eligible for capitalization, have not been significant and have not been capitalized.

The Company continues to improve its products and to develop new products and system features, including hardware enhancements, advanced networking and call processing applications and enhancements to its software to meet market requirements. Research and development expenses, both on a gross and net spending basis, for fiscal year 1998 are expected to increase from fiscal 1997 levels as the Company continues to develop new applications and enter new markets. The Company plans to provide the appropriate level of staffing to support its growth, and, as a result, expects research and development expenses in fiscal 1998 to increase in absolute dollars but to remain consistent with fiscal 1997 as a percent of revenue.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $40,257,000, an increase of $8,692,000, or 28%, over fiscal 1996 to fiscal 1997. The absolute spending increases in fiscal
1997 were due primarily to the Company's additional staffing in the worldwide sales, customer service and administration organizations to support the Company's growth. As a percentage of total revenues, marketing, general and administrative expenses decreased to 21% in fiscal 1997 from 30% in fiscal 1996. The Company plans to continue expanding its international presence as well as provide the appropriate level of staffing to support its growth, and, as a result, expects marketing, general and administrative expenses in fiscal 1998 to increase in absolute dollars but to decline as a percent of revenue.

Operating Income (Loss).   The Company had income from operations of $22,131,000
in fiscal 1997 compared to a loss from operations of $15,767,000 in fiscal 1996. The fiscal 1996 loss was due primarily to a $21,000,000 charge associated with the acquisition of a contract with AT&T (see Note 8 to the Consolidated Financial Statements and "Significant Transactions" section above).

Interest.   Interest income of $881,000 for fiscal 1997 decreased by $288,000 from fiscal 1996 due primarily to lower average cash and investment balances offset partially by interest income on sales type leases. Interest expense of $1,186,000 for fiscal 1997 increased by $1,021,000 primarily as a result of borrowings against the Company's line of credit.

Other Expense. In fiscal 1997, other expense increased by $843,000 over fiscal 1996 to $865,000. This increase was due primarily to a charge of $479,000 for the Company's share of a loss incurred by a joint venture in Brazil (see Note 6 to the Consolidated Financial Statements) and a loss of $127,000 associated with the disposal of fixed assets.

Income Taxes. For fiscal year 1997, the Company recorded a provision for income taxes of $6,812,000 representing an effective tax rate of 32.5%. This rate differed from the federal statutory rate of 35% primarily as a result of research and development tax credits and the benefit related to the Company's foreign sales corporation. For fiscal year 1996, the Company recorded a provision for income taxes of $105,000, which was higher than expected due principally to the non-recognition of the tax benefits related to the warrants issued to AT&T. For fiscal 1998, the Company expects its effective tax rate to increase to approximately 35%.

Years Ended January 31, 1996 and 1995

Revenues. Total revenues for the year ended January 31, 1996 were $105,267,000, an increase of $16,211,000, or 18%, over fiscal 1995. Total North American revenues, generated by sales to RBOCs, independent telephone companies, a cable company and a competitive access provider, were $42,480,000, a decrease of $16,924,000, or 28%, versus fiscal 1995. This decrease in revenue was due primarily to a reduction in volume from Bell Atlantic and also to lower average system prices in fiscal 1996 due to a higher volume of smaller system sales. Total international revenues were $62,787,000, an increase of $33,135,000, or 112%, versus fiscal 1995. This increase was due to additional sales to existing international customers, particularly in Japan, expansion into new geographic markets, and custom modification and enhancement activities. In fiscal 1996, international revenues comprised 60% of the Company's total revenues compared to 33% for fiscal 1995. Sales to DDI, Bell Atlantic, SBC Communications and NTT DoCoMo accounted for 13%, 13%, 11%, and 22% of total revenues for fiscal year 1996, respectively.

Gross Profit. Gross profit for the fiscal year ended January 31, 1996 increased over the corresponding prior year period by $1,170,000, or 2%, to $58,682,000. As a percentage of revenues, gross profit was approximately 56% for fiscal 1996 compared to approximately 65% for the comparable prior year period. This decrease in gross profit as a percentage of revenues was due primarily to a significantly higher number of smaller system sales, which carry lower profit margins, compared to the increased sales of system upgrades in fiscal 1995, which carry higher profit margins.

Research and Development Expenses. Net research and development expenses for fiscal 1996 of $21,884,000 increased by $8,175,000, or 60%, over fiscal 1995.
As a percentage of revenues, net research and development expenses increased to 21% for fiscal 1996 compared to 15% for fiscal 1995. Excluding the effect of customer funding offsets and other reclassifications, gross research and development spending of $28,847,000 in fiscal 1996 increased $3,274,000, or 13%, over fiscal 1995. Customer funding offsets against research and development expense for the years ended January 31, 1996 and 1995 amounted to $5,051,000 and $8,162,000, respectively. Reclassifications against expense for long term custom modification contracts for fiscal 1996 and 1995 amounted to $1,912,000 and $3,702,000, respectively. Software development costs incurred after the establishment of technological feasibility, which would be eligible for capitalization, have not been significant and have not been capitalized.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $31,565,000, an increase of $5,348,000, or 20%, over fiscal 1995 to fiscal 1996. The absolute spending increases in fiscal 1996 were primarily due to the Company's additional staffing in the marketing and worldwide sales and service organizations to support the Company's growth. As a percentage of total revenues, marketing, general and administrative expenses increased to 30% in fiscal 1996 from 29% in fiscal 1995.

Operating (Loss) Income.   The Company had a loss from operations of
$15,767,000 for fiscal 1996, versus income from operations of $17,586,000 in fiscal 1995. The loss was due primarily to a $21,000,000 charge in the fourth quarter of fiscal 1996 for the acquisition of a contract with AT&T (see Note 8 to the Consolidated Financial Statements and "Significant Transactions" section above).

Interest. Net interest income for fiscal 1996 was $1,004,000, versus $891,000 in fiscal 1995. This increase was due partially to higher average investment balances, to slightly higher interest rates and to interest income on sales type leases.

Income Taxes.   For the fiscal year ended January 31, 1996, the Company
recorded a provision for income taxes of $105,000, which was higher than expected due principally to the non-recognition of the tax benefits related to the warrants issued to AT&T. For the fiscal year ended January 31, 1995, the Company recorded a provision for income taxes of $5,527,000, which includes a reduction of the valuation allowance for the utilization of research and development tax credits.

Future Operating Results and Risk Factors

The reader should consider the following important factors, among others, which in some cases have affected, and in the future could affect, the Company's actual results in future quarters and fiscal years to differ materially from those expressed in forward-looking statements made by, or on behalf of, the Company.

Historically, a substantial portion of the Company's revenues have been attributed to a limited number of customers. In fiscal 1997, AT&T Corporation ("AT&T"), SBC Communications, DDI and Bell Atlantic accounted for 23%, 17%, 13% and 10%, respectively, of the Company's total revenues. The Company expects to continue to rely on a limited number of customers for a significant portion of its revenue. In addition, the Company also has a high average system revenue per transaction, therefore, the loss of any one customer, or a significant decline in their volume, could have a material adverse effect on the Company's business and its results of operations. The Company's ability to increase future revenues may depend on its ability to generate sufficient revenues to substitute for reduced purchases by one or more major customers. In addition, the Company's operating expenses are incurred ratably throughout each quarter and are relatively fixed in the short term. As a result, if projected revenues are not realized in the expected period, the Company's operating results for that period could be adversely affected.

The Company's industry is subject to rapid technological change. The Company's revenue stream depends on its ability to enhance its existing software products and to introduce new products on a timely and cost-effective basis. This includes any customer-required custom software enhancements required in the normal course of product delivery. The Company's products involve sophisticated hardware and software technology platforms that perform critical functions to highly demanding standards. There can be no assurance the Company's current or future products will not develop operational problems, which could have a material adverse effect on the Company. In addition, if the Company were to delay the introduction of new products, or to delay the delivery of specific custom software enhancements, the Company's operating results could be adversely affected.

The international portion of the Company's business, which represented 30% of fiscal 1997 revenues, is subject to a number of inherent risks, including difficulties in building and managing international operations and international reseller networks, international service and support of the Company's products, difficulties or delays in translating products into foreign languages, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in international markets. Due to the competitive environment in the international marketplace, certain international customers may require longer payment terms resulting in greater difficulty in accounts receivable collection. In addition, while the Company's products are designed to meet the regulatory standards of foreign markets, any inability to obtain foreign regulatory approvals or to meet other required standards on a timely basis could have a material adverse effect on the Company's operating results.

As a result of the expected increase in international business, the Company's revenues may increasingly be denominated in foreign currencies. To date, foreign currency fluctuations have not had a material adverse effect on the Company's operating results. While the Company has periodically engaged in hedging transactions to cover its currency translation exposure, the expected increase in international business may require the Company to engage in these types of transactions more frequently to mitigate the effect of foreign currency fluctuations.

Although at January 31, 1997, backlog was $103,000,000, up from $33,000,000 at January 31, 1996, historically, the Company has operated with minimal backlog. Although this backlog increase has provided greater visibility for near-term revenues, revenues earned in any quarter will continue to be largely dependent
on orders booked, built, and shipped in that quarter.   Other factors that
may impact the Company's ability to convert backlog into revenues for any given quarter are development efforts that may span several quarters, the ability to secure hardware components from single source suppliers and the fact that orders may be canceled or delivery schedules modified. The Company has also experienced a pattern of recording the majority of its quarterly revenues in the third month of the quarter.

The Company sells substantially all of its product to companies in the telecommunication industry. This industry is undergoing significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. Unforeseen changes in the regulatory environment may have an impact on the Company's revenues and/or costs in any given part of the world. The worldwide enhanced services systems industry is already highly competitive and the Company expects competition to intensify. The Company believes that it will continue to encounter substantial competition from its existing competitors, and that other companies, many with considerably greater financial, technical, marketing and sales resources than Boston Technology, may enter the enhanced services systems markets.

Certain components of the Company's products are currently purchased from a single source and, although the Company believes that alternate sources are available, any interruption or discontinuation in the supply of such components could adversely affect the Company's operating results.

The Company's growth and success depend upon its ability to attract, motivate and retain highly skilled employees, especially technical employees and key executives. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance the Company will be successful in hiring and retaining the required personnel.

The growth of the Company has placed and is expected to continue to place significant demands on the Company's operational, administrative and financial resources. There can be no assurance the Company will be able to maintain its historic growth rate or that any future growth will not have a material adverse effect on the Company.

The Company's ability to compete effectively will depend to a significant extent on its ability to protect its proprietary rights and operate without infringing the proprietary rights of others, and there can be no assurance the Company will be able to do so. In addition, any litigation involving such proprietary rights could have a material adverse effect on the Company.

Liquidity and Capital Resources

The Company has funded its operations to date primarily through cash flow from operations and its bank lines of credit. At January 31, 1997, 1996 and 1995, the Company had available cash and cash equivalents of $14,032,000, $13,929,000 and $19,715,000, respectively, and working capital of $40,411,000, $38,629,000 and $44,316,000, respectively. The Company maintains a $35,000,000 revolving credit facility with two banks. Borrowings are collateralized by the Company's accounts receivable and inventories and bear interest at the prime rate (8.25% at January 31, 1997) or the LIBOR rate plus 175 basis points.
The credit facility is scheduled to expire on November 19, 1998. This revolving credit facility also has a 1/2 of 1% annual commitment fee on the unused portion. The facility contains quarterly covenants which, among other things, require the Company to maintain certain financial ratios, specified levels of equity and other restrictions. The Company also has available an aggregate $50,000,000 of uncollateralized lines of credit for forward foreign exchange contracts with two banks. These lines of credit are scheduled to expire on July 6, 1997. The balance of these lines of credit were zero at January 31, 1997.

Net cash provided by operating activities for the years ended January 31, 1997 and 1996 was $20,333,000 and $4,310,000, respectively, and net cash used by operating activities was $3,043,000 for the year ended January 31, 1995.
In fiscal year 1997, net cash provided by operating activities consisted primarily of net income of $14,149,000, an increase in accrued expenses of $9,515,000, an increase in deferred revenue of $5,403,000, and an increase in income tax payable of $8,675,000, offset by a increase in accounts receivable of $27,615,000. In fiscal year 1996, net cash provided by operating activities consisted primarily of a non- cash charge of $18,600,000 for warrants issued to AT&T, and an increase in accounts payable of $6,373,000, offset by a net loss of $14,890,000 and increase in inventories of $8,653,000. In fiscal year 1995, net cash used in operating activities consisted primarily of an increase in accounts receivable of $15,692,000 and a decrease in deferred customer funding of $5,914,000, offset by net income of $12,944,000 and an increase of accrued expenses of $4,799,000.

Net cash used in investing activities for the years ending January 31, 1997, 1996 and 1995 was $25,813,000, $2,086,000 and $7,084,000, respectively. This primarily reflects purchase of property and equipment of $22,482,000, $6,546,000 and $4,442,000, respectively, consisting primarily of computer work stations, as a result of increased headcount and moving the Company from an Apple to a PC based enterprise-wide computing system, and test equipment resulting from the growth of revenues.

Net cash provided by financing activities for the years ended January 31, 1997 and 1995 were $5,472,000 and $1,816,000, respectively, and net cash used in financing activities was $8,309,000 for the year ended January 31, 1996. In fiscal year 1997, net cash provided by financing activities was a result of proceeds from exercise of common stock options of $4,879,000 and proceeds from employee stock purchase plan of $868,000. In fiscal year 1996, net cash used in financing activities was a result of purchases of treasury stock of 750,000 shares of common stock at an average price of $14.22 per share totaling $10,663,000, offset by proceeds from issuance of common stock of $2,506,000.
In fiscal year 1995, net cash provided by financing activities was a result of proceeds from issuance of common stock of $1,471,000.

The Company believes that its cash and cash equivalents, along with cash generated from operations and unused credit facilities will be sufficient to meet the Company's cash requirements and to fund operations at least through January 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED
			                         FINANCIAL STATEMENT SCHEDULE


Description

                                                        							      Page Number

Report of Independent Accountants ........................................ 26

Consolidated Balance Sheets as of January 31, 1997 and 1996............... 27

Consolidated Statements of Operations for the Years Ended
January 31, 1997, 1996 and 1995........................................... 28

Consolidated Statements of Stockholders' Equity for the Years
Ended January 31, 1995, 1996 and 1997..................................... 29

Consolidated Statements of Cash Flows for the Years Ended
January 31, 1997, 1996 and 1995........................................... 30

Notes to Consolidated Financial Statements................................ 31

Report of Independent Accountants ........................................ 52

Schedule II-Valuation and Qualifying Accounts for the Years
Ended January 31, 1997, 1996 and 1995..................................... 53


All other schedules are omitted since they are either not required, not applicable, or the information is otherwise shown in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Boston Technology, Inc.:


We have audited the accompanying consolidated balance sheets of Boston Technology, Inc. as of January 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Technology, Inc. as of January 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.




        	COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
April 24, 1997

	                            			BOSTON TECHNOLOGY, INC.
                     			      CONSOLIDATED BALANCE SHEETS
                            				   ( in thousands )

							                                                          January 31,
                                                   		 					      ----------
                                                   							 1997            1996
	 ASSETS                                                   ----            ----
Current assets:
	Cash and cash equivalents                              $ 14,032       $ 13,929
	Accounts receivable, less allowances
	     of $3,656,000 and $1,554,000                        54,405         28,892
	Net investment in sales type leases                         645          2,771
	Inventories                                              19,046         16,951
	Net taxes receivable                                         --          3,886
	Prepaid expenses and other current assets                 2,771          2,130
                                          				         			------         ------
       		Total current assets                             90,899         68,559

Net investment in sales type leases                           --            357
Property and equipment, net                               25,568         10,597
Deferred taxes                                             4,284          2,080
Other assets                                               7,422          3,068
                                   						                -------         ------
	   TOTAL ASSETS                                        $128,173        $84,661
                                   		         				       =======         ======
	LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Current portion of long-term debt                     $   1,000       $    275
	Accounts payable                                         15,235         11,253
	Net taxes payable                                         2,618             --
	Accrued expenses                                         21,556          9,981
	AT&T contract accrual                                        --          2,060
	Deferred customer funding                                 1,140          2,825
	Deferred revenues                                         8,939          3,536
                                            			          	------         ------
       		Total current liabilities                        50,488         29,930

Long-term debt and other long-term liabilities             1,193            417

Commitments and contingencies (Note 11)

Stockholders' equity:
  Common stock, $.001 par value, 60,000,000 shares
  authorized; 25,501,691and 25,344,814 shares issued          25            25
	Additional paid-in capital                               60,557        57,048
	Retained earnings                                        15,516         5,557
	Treasury stock, at cost, none and 613,119 shares             --        (8,599)
	Cumulative translation adjustment                           394           283
                                                    					 ------        ------
                 		    Total stockholders' equity         76,492        54,314
                                                    					-------        ------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $128,173       $84,661
					                                                  		=======        ======

The accompanying notes are an integral part of the consolidated financial statements.

                      				      BOSTON TECHNOLOGY, INC.
             			       CONSOLIDATED STATEMENTS OF OPERATIONS
             			      ( in thousands, except per share data )

                                    					    For the Years Ended January 31,
                                    					    ------------------------------
                                    					  1997          1996            1995
                                    					  ----          ----            ----
Revenues                                $192,458      $105,267        $ 89,056

Costs and expenses:
  Cost of revenues                        91,283        46,585          31,544
  Research and development                38,787        21,884          13,709
  Marketing, general and administrative   40,257        31,565          26,217
  Warrants & other costs associated with
  AT&T contract acquisition (see Note 8)      --        21,000              --
                                    				 -------       -------          ------
                                   					 170,327       121,034          71,470

Income (loss) from operations             22,131       (15,767)         17,586

Interest income                              881         1,169           1,098
Interest expense                          (1,186)         (165)           (207)
Other expense                               (865)          (22)             (6)
                                   					  ------         -----           -----
Income (loss) before provision for
	income taxes                             20,961       (14,785)         18,471
Provision for income taxes                 6,812           105           5,527
                                   					  ------        ------          ------
Net income (loss)                       $ 14,149      $(14,890)       $ 12,944
                                   					  ======        ======          ======
Net income (loss) per share             $    .51      $   (.60)       $    .50
                                   					  ======        ======          ======


Weighted average number of common and common
   equivalent shares outstanding          27,585         24,859         25,751


The accompanying notes are an integral part of the consolidated financial statements.

	                  			       BOSTON TECHNOLOGY, INC.
            			 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     		       For the Years Ended January 31, 1995, 1996 and 1997
                    				(in thousands, except share data)

						      Additional                               Cumulative        Total
				   Common Stock        Paid-In     Retained   Treasury Stock  Translation     Stockholders'
				Shares       Amount    Capital     Earnings   Shares  Amount   Adjustment        Equity
			       ----------------------------------------------------------------------------------------
Balance, January 31, 1994      24,217,183      $24     $32,072       $8,745       --      --         --        $40,841

Exercise of stock options         482,431        1       1,470           --       --      --         --          1,471
Employee stock purchase plan       59,688       --         500           --       --      --         --            500
Tax benefit of disqualifying
 dispositions of incentive
 stock options                         --       --       1,052           --       --      --         --          1,052
Translation adjustments                                                                             (16)           (16)
Net income for the year
	ended January 31, 1995         --       --          --        12,944      --      --         --         12,944
				---------------------------------------------------------------------------------------
Balance, January 31, 1995       24,759,302      25      35,094        21,689      --      --        (16)        56,792

Common stock purchased                 --       --          --          --   (750,000) (10,663)      --        (10,663)
Issuance of treasury stock
 upon exercise of stock options        --       --          --        (1,146) 109,334    1,649       --            503
Issuance of treasury stock for
 employee stock purchase plan          --       --          --           (96)  27,547      415       --            319
Exercise of stock options          557,967      --       2,003            --      --       --        --          2,003
Employee stock purchase plan        27,545      --         296            --      --       --        --            296
Tax benefit of disqualifying
 dispositions of incentive
 stock options                          --      --       1,055            --      --       --        --          1,055
Stock warrants issued                   --      --      18,600            --      --       --        --         18,600
Translation adjustments                 --      --          --            --      --       --       299            299
Net loss for the year
 ended January 31, 1996                 --      --          --       (14,890)     --       --        --        (14,890)
				---------------------------------------------------------------------------------------
Balance, January 31, 1996       25,344,814      25      57,048         5,557 (613,119)  (8,599)     283         54,314

Issuance of treasury stock
 upon exercise of stock options         --      --          --        (3,993) 542,456    7,534       --          3,541
Issuance of treasury stock for
 employee stock purchase plan           --      --          --          (197)  70,663    1,065       --            868
Exercise of stock options          156,877      --       1,338            --      --       --        --          1,338
Tax benefit of disqualifying
 dispositions of incentive
 stock options                          --      --       2,171            --      --       --        --          2,171
Translation adjustments                 --      --          --            --      --       --       111            111
Net income for the year
 ended January 31, 1997                 --      --          --        14,149      --       --        --         14,149
				---------------------------------------------------------------------------------------
Balance, January 31, 1997       25,501,691     $25     $60,557       $15,516      --       --      $394        $76,492
				=======================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                          						 BOSTON  TECHNOLOGY, INC.
                                   					 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          						     (in thousands)

					                                            For the Years Ended January 31,
                                       				       ------------------------------
                                  				       1997         1996          1995
                                 					       ----         ----          ----
Cash flows  provided by (used in) from
     operating activities:
 Net income (loss)                          $ 14,149     $(14,890)     $ 12,944
 Reconciliation of net income (loss)
 to cash flows provided by (used in)
 operating activities:
 Depreciation and amortization                 8,361        4,822         3,756
 Provision for bad debt                        2,102          755           509
 Payments in excess of rent expense             (192)        (195)         (153)
 Deferred income taxes                        (2,204)      (1,897)          (92)
 Loss on disposal of fixed assets                127           --            --
 Non-cash charge for warrants issued              --       18,600            --
Changes in operating assets and liabilities:
 Accounts receivable                         (27,615)         829       (15,692)
 Net investment in sales type leases           2,483        1,224        (1,679)
 Inventories                                  (2,095)      (8,653)       (2,958)
 Prepaid expenses and other current assets      (641)      (1,266)         (102)
 Accounts payable                              3,982        6,373           923
 Accrued expenses                              9,515        1,812         4,799
 Deferred revenues                             5,403        1,795            15
 Deferred customer funding                    (1,685)      (1,442)       (5,914)
 Other long-term liabilities                     (32)         (57)          147
 Income taxes                                  8,675       (3,500)          454
 Cash flows provided by (used in)             ------        -----        ------
 operating activities                         20,333        4,310        (3,043)

Cash flows used in investing activities:
 Purchase of property and equipment          (22,482)      (6,546)       (4,442)
 Purchase of investments                          --       (3,429)      (14,946)
 Redemption of investments                        --        9,486        12,694
 Investment in joint venture                  (2,000)      (1,000)           --
 Purchase of license agreements
 and other assets                             (1,331)        (597)         (390)
                                   					      ------        -----         -----
Cash flows used in investing activities      (25,813)      (2,086)       (7,084)

Cash flows provided by (used in)
 financing activities:
 Principal payments under
  financing obligations                         (275)        (767)         (155)
  Proceeds from issuance of common stock       4,879        2,506         1,471
  Proceeds from employee stock
   purchase plan                                 868          615           500
  Purchases of treasury stock                     --      (10,663)           --
  Borrowing under revolving line of credit    30,600           --            --
  Repayments under revolving credit
   agreements                                (30,600)          --            --
                                   					      ------       ------         -----
Cash flows provided by (used in) from
 financing activities                          5,472       (8,309)        1,816
                                   					       -----        -----         -----
Effect of exchange rate changes on cash          111          299           (17)

Net increase (decrease) in cash
 and cash equivalents                            103       (5,786)       (8,328)
Cash and cash equivalents at
 beginning of year                            13,929       19,715        28,043
                                     			      ------       ------        ------
Cash and cash equivalents at end of year    $ 14,032     $ 13,929      $ 19,715
					                                         ======       ======        ======

Supplemental disclosures of cash flow information:
	Interest paid                       $    138     $    185      $    163
	Income taxes paid                      2,234        5,047         4,300

Supplemental disclosures of non-cash investing and financing activities:

Tax benefit of disqualifying dispositions of
  incentive stock options                   $  2,171     $  1,055       $ 1,052
License agreement acquired for debt            2,000           --            --

The accompanying notes are an integral part of the consolidated financial statements.

Notes To Consolidated Financial Statements

1.  DESCRIPTION OF BUSINESS

Boston Technology, Inc. ("Boston Technology" or the "Company") is a leading worldwide provider of communications and information processing systems and applications that enable telecommunications carriers to provide their residential, business, wireless and cable subscribers with enhanced services, such as call answering, voice messaging, fax processing, pager notification and other multimedia capabilities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The equity method of accounting is used for an investment in a joint venture.

Reclassifications

Certain amounts in fiscal 1996 and fiscal 1995 financial statements have been reclassified to conform to the fiscal 1997 presentation. Certain customer service expenses classified as marketing, general and administrative expenses for fiscal 1993 through 1996 have been reclassified to cost of revenues to conform to the fiscal 1997 presentation. These reclassifications from marketing, general and administrative expenses to cost of goods sold were $5,498,000, $3,287,000, $2,330,000 and $2,014,000 for the years ending January
31, 1996, 1995, 1994 and 1993, respectively.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.
The Company estimates the fair value of cash and cash equivalents to approximate its carrying value.

Risks, Uncertainties, and Estimates

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Management believes the Company's cash equivalents are maintained in high quality securities placed with major international banks and financial institutions. The Company's investment policy limits its exposure to concentrations of credit risk. The Company's customer base includes telephone companies in North America, South America, Australia, and Asia. Although the Company is directly affected by the strength of the telecommunications industry, management does not believe significant credit risk exists at January 31, 1997 and addresses this risk on a regular basis.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in these financial statements include the reserve for bad debts, reserve for warranty, inventory valuation reserve, and certain accrued liabilities.

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

Leasehold improvements and assets under capital lease are amortized on a straight line basis over the estimated useful life of the asset or the related lease term, whichever is shorter. Certain manufacturing and test equipment is subject to technological obsolescence. Maintenance and repair costs are charged to operations when incurred; additions and improvements are capitalized. Upon retirement or sale, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

Intangible Assets

Patent and software license agreements are carried at cost less accumulated amortization, which is calculated on a straight-line basis over their estimated useful lives. These assets are amortized generally over periods from three to ten years. At January 31, 1997 and 1996, approximately $4,253,000 and $1,975,000, respectively, of net intangible assets are included in other assets. At January 31, 1997 and 1996, accumulated amortization is $2,009,000 and
$1,032,000, respectively.   In fiscal 1996, the Company wrote off approximately
$200,000 of intangible assets considered to be impaired. The carrying value of intangible assets is reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment. The Company measures the amount of impairment based on the discounted expected future cash flows. Cash flow estimates used contain management's best estimates, using appropriate and customary assumptions and projections at that time.

Forward Foreign Exchange Contracts

The Company periodically enters into forward foreign exchange contracts to hedge specific scheduled foreign currency denominated sales. Effects of changes in currency rates are therefore minimized and any gains or losses are recognized as part of the underlying transactions being hedged. The parties to these financial instruments consist of large financial institutions. The Company monitors its positions and the credit ratings of the parties to these financial instruments, and by policy limits the amounts of credit exposure to any one party. While the Company may be exposed to potential losses due to credit risk in the event of non-performance by the parties to these financial instruments, it does not anticipate losses. There were no open foreign exchange contracts at January 31, 1997.

Royalty Expense

Royalty expense with respect to sales of product under royalty agreements is recorded when revenue is recognized.

Warranty Costs

The Company generally warrants its products for one year after delivery. A provision for estimated warranty costs is recorded at the time revenue is recognized.

Revenue Recognition

Product revenues are recognized at the time the hardware and/or software is shipped, collection is probable and no significant post shipment obligations remain. Unearned billings are recorded as deferred revenues. Products shipped for customer trials are carried in finished goods inventory until customer acceptance is obtained, at which time revenue is recognized. Installation fees are recognized when products are installed. Revenue from sales-type leases and the associated cost of revenue is recognized upon shipment of the equipment to customers. Interest income is recognized over the life of the sales-type lease. Rental income on equipment under operating leases is recognized ratably over the lease term, and the related equipment is depreciated over its estimated useful life. Maintenance revenue is recognized ratably over the term of the maintenance contract.

The Company's products are standard hardware and software configurations which are developed according to internally generated product specifications. Development costs for standard product configurations are charged to research
and development expense as incurred.   Development work is frequently required
for new customers in order to adapt otherwise standard products to specific languages, user interfaces and network interfaces. From time to time, customers may contract for custom modifications and enhancements to standard product configurations. The proceeds from the sale of such modifications and enhancements as well as the excess of customer funding received over and above associated costs are included in revenues upon shipment of the related hardware and/or software. Such revenues for the fiscal years ended January 31, 1997, 1996, and 1995 were approximately $3,263,000, $2,978,000 and $10,483,000, respectively.

Software Development Costs

Software development costs are expensed as incurred until technological feasibility has been established. At the present time, the Company believes that under its current process for developing software, the software is essentially completed concurrently with the establishment of technological feasibility. Software development costs incurred after the establishment of technological feasibility, which would be eligible for capitalization, have not been significant.

Contract Accounting

Earnings on long-term contracts are determined on the percentage of completion method, based on the ratio of costs incurred to date to the total estimated costs or the ratio of the number of units completed to date to the total number of units to be completed. Provisions are made currently for all known or anticipated losses. Costs or earnings in excess of billings are classified in inventory as work-in-process and represent amounts not yet billed under the terms of the contract but which are recoverable from customers. As of January 31, 1997 and 1996, the Company has included in inventory $1,249,000 and $675,000, respectively, in costs related to custom development contracts.

Customer Funding

The Company is involved in several software research and development programs that are funded in whole or in part by its customers. Customer funding is recognized as a reduction to research and development expense, and is recognized as development activities occur. Amounts received from customers for research and development funding are included on the balance sheet as deferred customer funding until they are recognized. Customer funding offsets against research and development expense for the years ended January 31, 1997, 1996 and 1995 amounted to approximately $3,349,000, $5,051,000 and $8,162,000, respectively.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Net Income Per Share

Net income per share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding. Dilutive common equivalent shares consist of stock options and warrants using the treasury stock method. Fully diluted earnings per share are not materially different from reported primary earnings per share for all periods presented.

Newly Issued Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) No. 128, " Earnings per Share". FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is designed to improve earnings per share information by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of per share data on an inter-national basis. FAS 128 must be adopted in the Company's fiscal 1998 financial statements. The Company is currently reviewing the adoption and impact of this standard, but does not expect it to have a material impact on the Company's results of operations or its financial position.

3.  SALES TYPE LEASES

The Company has entered into several sales-type leases for its products. At January 31, 1997, the future minimum payments receivable under these arrangements are as follows:

                                           						   Sales-type
                                           						     leases
                                           						   ----------
Year Ending January 31, 1998                        $1,450,000

Less: unearned income                                 (805,000)
						                                                --------
Net current investment in sales type leases         $  645,000
						                                                ========

4.  INVENTORIES

Inventories at January 31, consist of:         1997            1996
					                                          ----            ----
Materials and purchased parts              $ 7,735,000     $ 8,179,000
Work in process                              9,585,000       6,858,000
Finished goods                               1,726,000       1,914,000
                                   					    ----------      ----------
                                   					   $19,046,000     $16,951,000
                                   					    ==========      ==========

5.  PROPERTY AND EQUIPMENT

Property and equipment at January 31, consist of:

                                   	 				       1997           1996
                                    					       ----           ----
Manufacturing and test equipment           $34,939,000     $20,531,000
Office equipment and furniture              12,279,000       5,741,000
Equipment leased to others                     227,000         207,000
Leasehold improvements and other assets      1,104,000         542,000
					                                       ----------      ----------
                                   					    48,549,000      27,021,000
Less:  accumulated depreciation
       and amortization                    (22,981,000)    (16,424,000)
                                   					    ----------       ----------
                                   					   $25,568,000     $10,597,000
                                   					    ==========      ==========

Depreciation expense totaled $7,384,000, $4,423,000 and $3,108,000 for the years ended January 31, 1997, 1996 and 1995, respectively.

In fiscal 1997, the Company disposed of gross assets of approximately
$954,000 with accumulated depreciation of $827,000.

6. JOINT VENTURE

During fiscal 1996, the Company entered into a joint venture with a company that formerly acted as distributor of the Company's products in Brazil. Under the terms of the joint venture agreement, the Company was committed to provide a minimum of $3,000,000 for working capital purposes, of which $1,000,000 was paid at January 31, 1996. The remaining $2,000,000 was paid in January 1997.
There are no further capital contribution requirements. The Company's ownership interest in the joint venture is 30%, which is accounted for using the equity method.

In addition to all necessary personnel, assets and related business activities, the former distributor has assigned its exclusive distribution agreement with the Company to the joint venture, thereby establishing the joint venture as the exclusive distributor of the Company's products in Brazil. The Company has committed to provide all necessary marketing, sales and customer service personnel to assist the joint venture in developing marketing and sales plans, and to provide technical assistance on customer service matters. The Company's share of the net loss of the joint venture for fiscal 1997 was $479,000 and is included in other expenses.

At January 31, 1997 and 1996, the joint venture partner owed the Company approximately $2,298,000 and $7,321,000, respectively, resulting from transactions with the Company prior to the establishment of the joint venture, which is included in accounts receivable and investment in sales type leases.

7.  ACCRUED EXPENSES

Accrued expenses at January 31, consist of:

                                    					      1997           1996
                                   	 				      ----           ----
Accrued payroll, vacation and bonuses     $ 3,365,000    $  1,664,000
Accrued commissions                         3,050,000       1,683,000
Accrued warranty                            2,964,000       1,352,000
Accrued cost of sales                       4,898,000              --
Other accrued expenses                      7,279,000       5,282,000
                                   					   ----------       ---------
                                   					  $21,556,000     $ 9,981,000
                                   					   ==========       =========

8.  AT&T CONTRACT ACCRUAL

In November 1995 the Company entered into an agreement with AT&T to supply its Access NP Network Services Platform and AccessMAX object-oriented software. Pursuant to this agreement, the Company issued to AT&T warrants to purchase 4,908,800 shares of its common stock at an exercise price of $14.00 per share. The warrants become exercisable in five equal annual increments of 981,760 shares each, commencing with the first anniversary date of the grant, and remain exercisable for thirty months after first becoming exercisable. In the event that any person or entity acquires a majority of the Company's outstanding voting securities, the warrants will become immediately exercisable in full. Any stock issued as a result of the exercise of the warrants would be for AT&T's investment purposes only, and would be "restricted securities" under Rule 144 of the Securities Act of 1933. Through December 31, 2000, AT&T is restricted from acquiring greater than a 30% ownership of Boston Technology's outstanding common stock. As of January 31, 1997, warrants to purchase 981,760 shares of common stock are vested and exercisable; none have been exercised.

At commencement of the contract, the Company estimated that compliance with the terms of the agreement would result in a $21,000,000 loss, which was recognized in the fourth quarter of fiscal 1996, establishing the AT&T Contract Accrual. Included in the $21,000,000 was a charge of $18,600,000 relating to the value of the warrants issued to AT&T, based on an evaluation performed by an independent investment banking firm. As of January 31, 1997, all of the related expenses have been paid and no accrual balance remains.

9. FINANCING ARRANGEMENTS

Long-term debt at January 31, consists of:

                                          						    1997            1996
                                          						    ----            ----
Notes payable--patent license agreements        $ 2,000,000     $  275,000
Less:  current portion                           (1,000,000)      (275,000)
                                          						  ---------       --------
                                          						$ 1,000,000     $       --
                                          						  =========        =======

The note payable of $2,000,000 at January 31, 1997 represents the amount due to AudioFAX resulting from a patent license settlement agreement and is payable in four equal installments in each of February and August of both 1997 and 1998. The Company estimates the fair value of the outstanding notes payable to approximate its carrying value.

The Company has entered into several patent license agreements (the "Agreements") whereby the Company obtained a non-exclusive license to make, have made, use and sell certain inventions relating to voice messaging, voice processing, and facsimile applications covered by the claims of the patents.
The license fees are due in installments through fiscal year 1999.
In addition, certain of the Agreements provide that the Company shall pay to the licensor a royalty based on a percentage of defined revenues derived by the Company from the use, sale, lease or rental of the products incorporating the licensed technology. Royalty expense relating to the Agreements was $6,076,000, $902,000 and $199,000 for the years ended January 31, 1997, 1996 and 1995, respectively.

Credit Agreements

The Company maintains a $35,000,000 revolving credit facility with two banks. Borrowings are collateralized by the Company's accounts receivable and inventories and bear interest at the prime rate (8.25% at January 31, 1997) or the LIBOR rate plus 175 basis points. The credit facility is scheduled to expire on November 19, 1998. This revolving credit facility also has a 1/2 of 1% annual commitment fee on the unused portion. The facility contains quarterly covenants which, among other things, require the Company to maintain certain financial ratios, specified levels of equity, and other restrictions. Stand-by letters of credit reduce the amount available from the $35,000,000 revolving credit facility. At January 31, 1997 and 1996, stand-by letters of credit of approximately $3,476,000 and $203,000, respectively, had been issued under this agreement.

The Company also has available an aggregate $50,000,000 of uncollateralized lines of credit for foreign exchange contracts with two banks. These lines of credit are scheduled to expire on July 6, 1997. At January 31, 1997 and 1996, there were no outstanding forward foreign exchange contracts.

10.  INCOME TAXES

The provision for income taxes at January 31, consists of the following:

                               			  1997            1996           1995
Federal and foreign income taxes:   ----            ----           ----
	Currently payable              $ 8,341,000     $ 1,689,000     $ 5,135,000
	Deferred                        (2,095,000)     (1,584,000)        (95,000)
				                              ---------       ---------       ---------
                       				       6,246,000         105,000       5,040,000
State income taxes:
  Currently payable                 675,000         313,000         483,000
  Deferred                         (109,000)       (313,000)          4,000
		                              			 -------         -------         -------
					                               566,000              --         487,000

Total                           $ 6,812,000     $   105,000     $ 5,527,000
				                              =========         =======       =========

The difference between taxes at the statutory federal income tax rate and the Company's effective income tax rate for the years ended January 31, is as follows:

						                                                 1997            1996            1995
                                           					       ----            ----            ----
Tax at the federal income tax rate                $ 7,336,000     $(5,105,000)    $ 6,465,000
State income tax, net of federal tax benefit          368,000              --         539,000
Tax credits                                          (978,000)       (708,000)     (1,723,000)
Tax effect of AT&T warrants issued for
       	which no deduction is available                    --       6,510,000              --
Meals and entertainment                               321,000          53,000          60,000
Foreign sales corporation benefit                    (477,000)       (466,000)       (204,000)
Other                                                 242,000        (179,000)        390,000
						                                              ---------         -------       ---------
Provision for income taxes                        $ 6,812,000     $   105,000     $ 5,527,000
                                          						    =========         =======       =========

A valuation reserve against net deferred tax assets is required if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Based on the Company's projection of future earnings, management believes that sufficient income will be generated in the future to realize the deferred tax asset. Accordingly, the Company has provided no valuation reserve for deferred tax assets at January 31, 1997.
The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if future taxable income is reduced.

The components of the net deferred tax asset as of January 31, consist of:

				                                     1997             1996
Deferred tax assets:                     ----             ----
	Reserves                            $ 5,284,000     $ 3,081,000
	Inventory capitalization               (460,000)             --
	Equity in joint venture                 176,000              --
	Other                                    75,000         131,000
					                                  ---------       ---------
	Total deferred tax assets             5,075,000       3,212,000
                            					      ---------       ---------
Deferred tax liabilities:
	Depreciation                            588,000         665,000
	Deferred compensation                   (21,000)         22,000
	Sales type lease                        224,000         445,000
                            					      ---------       ---------
	Total deferred tax liabilities          791,000       1,132,000
                            					      ---------       ---------
Net deferred tax asset               $ 4,284,000     $ 2,080,000
                            					      =========       =========

At January 31, 1997, the Company had income tax payable of $2,618,000. At January 31, 1996, the Company had income taxes receivable of $3,886,000, primarily representing estimated refunds receivable resulting from federal and state income tax payments made during fiscal 1996. The tax benefits related to the $18,600,000 charge for the AT&T warrants (see Note 8 to the Consolidated Financial Statements) are contingent upon the timing of the exercise of the warrants and the stock value at that time. The tax benefit, if any, is not included in the deferred tax asset.

11.  COMMITMENTS AND CONTINGENCIES

The Company leases a building in Wakefield, Massachusetts which is used as its principal manufacturing facility and corporate headquarters. The lease expires in fiscal 2009. In addition, the Company has the option to purchase the property at the greater of $35,500,000 or fair market value, at any time after November 15, 1995. The Company also has a commitment to lease an additional space of approximately 168,000 square feet in a new office building to be constructed adjacent to its Corporate headquarters in Wakefield, Massachusetts. Approval of the building permit is expected in April 1997, and occupancy is expected by mid May 1998 for a lease term of twelve years.

The Company also leases office facilities and certain equipment under various operating leases, expiring at various dates through fiscal 2002.

As of January 31, 1997, the future minimum payments under real estate operating leases are as follows:

	       Years Ending January 31,
	       1998                             $   5,111,000
	       1999                                 5,672,000
	       2000                                 7,000,000
	       2001                                 6,934,000
	       2002                                 6,942,000
	       Beyond                              52,794,000
                                   						   ----------
		  Total minimum lease payments           $84,453,000
                                    					   ==========

Rent expense was $4,328,000, $2,875,000 and $2,071,000 for the years ended January 31, 1997, 1996 and 1995, respectively.

On or about November 16, 1995, a complaint was filed in the United States District Court for the Eastern District of Pennsylvania captioned John Eades v. Boston Technology, Inc., Greg C. Carr, Francis E. Girard, Joseph E. Norberg, Paul W. DeLacey, William J. Burke and John C.W. Taylor, Civil Action No. 95-CV-7236. On or about November 20 and 21, 1995, respectively, essentially identical complaints were filed in the same court captioned Jacob Turner v. Boston Technology, Inc., Greg C. Carr, Francis E. Girard, Joseph E. Norberg, Paul W. DeLacey, William J. Burke and John C.W. Taylor, Civil Action No. 95-CV-7295, and Gerald Tobin v. Boston Technology, Inc., Greg C. Carr,
Francis E. Girard, Joseph E. Norberg, Paul W. DeLacey, William J. Burke and John C.W. Taylor, Civil Action No. 95-CV-7317. Each of the plaintiffs purports to represent a class of purchasers of the common stock of the Company between and including May 17, 1995 through November 15, 1995. Each complaint claims that the named defendants violated Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 promulgated pursuant thereto, by virtue of false or misleading statements made during the class period. Each complaint claims that the individual defendants are liable as "control persons" under
Section 20(a) of that Act. In addition, the complaints claim that the individual defendants sold some of their own common stock of the Company, during the purported class period, at times when the market price for the stock allegedly was inflated. No response has been made to the three complaints, which have been consolidated by the Court. The plaintiffs filed an Amended Complaint on May 6, 1996, and on June 20, 1996 the defendants filed a Motion to Transfer the case to the Eastern District of Massachusetts. On November 14, 1996, the United States District Court of the Eastern District of Pennsylvania ordered the cases transferred to the United States District court for the District of Massachusetts. On January 19, 1997, the defendants filed a Motion to Dismiss on the grounds that the Amended Complaint fails to state a claim under the relevant sections of the Securities Exchange Act of 1934, and under the law of the United States Federal Courts for the First Circuit. Oral argument was held on the Motion to Dismiss and the Plaintiffs Reply to the Motion on March 20, 1997. A decision is expected by August 1997. Boston Technology and the defendants continue to deny the allegations and will continue to contest these cases vigorously. The outcome of this lawsuit is neither probable or estimable, accordingly, no loss provisions has been made for this lawsuit.

12.  STOCKHOLDER RIGHTS PLAN

In May 1991, the Board of Directors of the Company adopted a Stockholder Rights Plan, as amended, pursuant to which common stock purchase rights ("Rights") were distributed as a dividend at the rate of one Right for each share of common stock held as of May 31, 1991, and one Right will be issued for each share of common stock issued after May 31, 1991 and before the Rights become exercisable. Each Right entitles the holder of common stock to purchase four-tenths of one share of common stock at an exercise price of $12.40 per Right ($31.00 per share). The Rights will be exercisable only if a person or group has acquired beneficial ownership of 20 percent or more of common stock (excluding persons or groups beneficially owning 20 percent or more as of May 9, 1991) or announces a tender or exchange offer that would result in such person or group owning 30 percent or more of the common stock. If any person becomes the beneficial owner of 25 percent or more of the common stock, except pursuant to a tender or exchange offer for all shares at a fair price as determined by the outside Board members, or if a 20 percent or more shareholder consolidates or merges into or engages in certain self-dealing transactions with the Company, or if there occurs any reclassification, merger or other transaction or transactions which increases by more than one percent the proportionate share of the Company's outstanding common stock held by a 20 percent or more shareholder, each Right not owned by a 20 percent or more shareholder will enable its holder to purchase that number of shares of common stock which equals the exercise price of the Right divided by one-half of the current market price of such common stock at the date of the occurrence of the event. The Company will generally be entitled to redeem the Rights at $.02 per Right at any time until the tenth day following the public announcement that a 20 percent stock position has been acquired and in certain other circumstances. The Rights expire on May 31, 2001 unless earlier redeemed or exchanged.

13.  STOCK OPTIONS

The Company has issued options to purchase shares of common stock to officers and employees under employment agreements, and to officers, employees and directors under various Company stock option plans. The following table summarizes stock option transactions under all plans:

                     						                               	       Weighted
                                                          								Average
                           				  Option       Option Price    Exercise       Number
                           				  Shares          Range         Price       Exercisable
Outstanding, January 31, 1994    2,551,439   $  2.00 - $11.50     $4.97        947,470

	              	  Granted          941,714   $  8.75 - $17.75    $10.92
              		 Exercised        (482,431)  $  2.00 - $12.31     $3.05
              		 Canceled         (101,265)  $  2.13 - $11.50     $8.46

Outstanding, January 31, 1995    2,909,457   $  2.00 - $17.75     $7.09      1,252,007

              		  Granted          899,317   $ 11.06 - $15.75    $14.05
              		 Exercised        (667,301)  $  2.00 - $14.33     $3.76
              		 Canceled         (152,408)  $  3.25 - $12.75     $9.85

Outstanding, January 31, 1996    2,989,065   $  2.00 - $17.75     $9.79      1,376,467

              		Granted          1,164,404   $ 13.25 - $29.75    $19.32
              		 Exercised        (699,333)  $  2.00 - $17.75     $7.10
              		 Canceled         (175,110)  $  2.75 - $17.75    $12.81

Outstanding, January 31, 1997    3,279,026   $  2.00 - $29.75    $13.59      1,546,773

Exercisable at January 31, 1997  1,546,773   $  2.00 - $16.56     $9.39

The following table summarizes information concerning currently outstanding and exercisable options:

                             			       Weighted         Weighted                         Weighted
                              			       Average          Average                          Average
     Range of           Number         Remaining        Exercise        Number           Exercise
  Exercise prices     Outstanding   Contractual life      Price       Exercisable         Price
$  2.00 -  $  9.00      816,939          6.01         $   6.21          775,108         $   6.06
   9.25 -    14.00      867,359          7.66            12.48          617,864            12.61
  14.19 -    14.75      758,528          9.08            14.42          135,351            14.27
$ 14.88 -  $ 29.75      836,200          9.63         $  21.18           36,450          $ 15.00
	              	      ---------                                       ---------
     Total            3,279,026                                       1,564,773
              		      =========                                       =========

In October 1995, the Financial Accounting Standards Board issued FAS No. 123 Accounting for Stock Based Compensation, which requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under FAS No. 123 for options granted in 1997 and 1996 using the Black-Scholes option pricing model. The weighted average assumptions are as follows:

                                          						  1997              1996
                                         	 					  ----              ----
Risk-free interest rate.................          6.63%             6.63%
Expected dividend yield.................           ---               ---
Expected lives..........................        4 years           4 years
Expected volatility.....................          57.76%            57.76%

Had compensation cost for these plans been determined consistent with FAS No. 123, the Company's net pro forma income (loss) and pro forma net income
(loss) per share would have been as follows:

                                          	 					  1997              1996
                                           						  ----              ----
Net Income (Loss) ..............As Reported     $ 14,149        $   (14,890)
                            				Pro Forma         11,863            (16,077)
Net Income (Loss) Per Share ....As Reported     $    .51        $      (.60)
                            				Pro Forma            .45               (.66)


The above compensation costs does not include the fair value of the warrants issued to AT&T (see Note 8 to the Consolidated Financial Statements) as the fair value of such warrants were included in the 1996 Statement of Operations.

The affects of applying FAS 123 in this disclosure are indicative of future amounts. FAS 123 does not apply to grants prior to 1995 and additional grants in the future years are anticipated.

Directors' Stock Option Plan

In connection with the election of directors, the Company granted options to purchase 20,000 shares of common stock at an exercise price of $2.81, vesting immediately and exercisable at any time prior to December 5, 2001, in fiscal
1992. The exercise price for all options was the fair market value at date of grant.

During fiscal 1993, the stockholders of the Company approved the 1992 Directors'
Stock Option Plan (the "1992 Directors' Plan"). The 1992 Directors' Plan provides for the granting of non-transferable non-qualified options to purchase a maximum of 135,000 shares of the Company's common stock to outside (i.e., non-employee) directors of the Company. The option price is equal to the fair market value at date of grant. Each eligible director was granted an option to purchase 15,000 shares of common stock annually commencing March 1, 1992 through and including March 1, 1994, provided the individual was an eligible director on the date of grant. All options granted under the 1992 Directors'
Plan are immediately exercisable in full upon grant, provided however, that no options granted under the 1992 Directors' Plan may be exercised more than six months after the optionee ceases to serve as a director of the Company, and all options terminate on the tenth anniversary of the date of grant. The 1992
Directors' Plan terminates upon the earlier of December 31, 1994 or the date on which all shares available for issuance under the 1992 Directors' Plan have been issued.

During fiscal 1995, the stockholders of the Company approved an Amendment to the 1992 Directors' Plan which increased the number of shares authorized to be issued under the 1992 Directors' Plan from 135,000 to 150,000 shares of the Company's common stock to outside directors of the Company. All other terms and conditions of the 1992 Directors' Plan remained the same. During fiscal
1995, 1994 and 1993, options to purchase 60,000, 45,000 and 45,000 shares of common stock, respectively, were automatically issued to eligible directors;
options to purchase 15,000 shares were exercised during 1996.

During  fiscal 1996, the stockholders of the Company approved the 1995 Director
Stock Option Plan (the "1995 Director Plan"). The 1995 Director Plan provides for the granting of non-transferable non-qualified options to purchase a maximum of 180,000 shares of the Company's common stock to eligible outside
(i.e., non-employee) directors of the Company on March 1, 1995. Accordingly, on March 1, 1995, 120,000 shares of the Company's common stock were issued to the eligible directors at an exercise price of $13.63 per share, the closing sale price of the Company's common stock on the Nasdaq National Market on the date of grant. The 1995 Director Plan also provides that an option to purchase
30,000 shares shall be granted to an eligible director upon his or her initial election as a director. All options granted under the 1995 Director Plan vest and become exercisable in increments of 10,000 each on the date of the first, second and third annual meetings of the stockholders following the date of grant.

Employment Agreements

Under employment agreements, certain officers and employees have been granted non-qualified options to purchase 394,450 shares of the Company's common stock at prices ranging from $2.00 to $24.38, which equaled fair market value at the date of grant. Options become exercisable in annual installments over one to ten years and expire ten years from the date of grant. Options to purchase
5,242, 17,500 and 30,967 shares of common stock were exercised during the years ended January 31, 1997, 1996 and 1995, respectively. As of January 31, 1997, no shares remained available for future option grants.

1989 Stock Option Plan

During fiscal 1993, the stockholders of the Company approved an increase in the number of shares reserved for issuance under the 1989 Stock Option Plan ("the
Plan") to an aggregate of 3,500,000 shares. The Plan was also amended to authorize the grant of non-statutory options, in addition to incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986. The maximum term for options granted under the Plan is ten years (five years for holders of more than 10% of the Company's common stock). The exercise price at which shares of common stock may be purchased upon exercise of options granted under the Plan must equal at least 100% (110% for holders of more than 10% of the Company's common stock) of the fair market value of the common stock on the date of grant. The aggregate fair market value (determined at the time of grant) of shares for which incentive stock options granted under the Plan are exercisable for the first time by the optionee in any one calendar year may not exceed $100,000. During the year ended January 31, 1997, options to purchase 91,608 shares of common stock had been granted and were exercisable at $24.38. As of January 31, 1997, 2,691,944 shares had been issued upon option exercises and no shares remain available for future stock option grants.

1994 Stock Incentive Plan

During fiscal 1995, the stockholders of the Company, approved the 1994 Stock
Incentive Plan (the "1994 Incentive Plan"). The 1994 Incentive Plan provides for the granting of a maximum of 1,500,000 shares issuable pursuant to incentive stock options, non-statutory stock options, stock appreciation rights, performance shares, restricted stock awards or non-restricted stock awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries. During the years ended January 31, 1997, 1996, and 1995,
161,843, 921,600, and 839,714 stock options had been granted at prices ranging from $14.88 to $24.38, $11.06 to $15.75, and $8.75 to $17.75, respectively. As of January 31, 1997, 276,242 shares had been issued upon exercise of options, and 1,333 shares remained available for future option grants.

1996 Stock Incentive Plan

During fiscal year 1997, the stockholders of the Company approved the 1996
Stock Incentive Plan (the "1996 Incentive Plan"). The 1996 Incentive Plan provides for the granting of up to 1,000,000 shares of common stock under terms that are in all material respects similar to the 1994 Incentive Plan.
As of January 31, 1997, 974,691 stock options have been granted at prices ranging from $13.25 to $29.75. No shares had been issued upon exercise of stock options and 33,309 shares remained available for future option grants.

Options Granted by Stockholders

During fiscal 1993, the two founding stockholders of the Company, who were also directors of the Company at the time the options were granted, granted options to purchase an aggregate of 187,500 shares of common stock owned by them to certain employees of the Company in recognition of the contributions made by these employees to the Company. The options were granted at fair market value at the time of grant. As of January 31, 1997, options to purchase 130,000 shares have been exercised at prices ranging from $3.31 to $5.00, and options to purchase 57,500 shares remain outstanding and exercisable at prices ranging from $3.31 to $5.00 per share.

14.  MAJOR CUSTOMERS

Substantially all of the Company's revenues were attributable to sales to the network operator market. The following table summarizes revenues from major customers for the years ended January 31:

               					       1997     1996    1995
					                      ----     ----    ----
			AT&T                    23%       *        *
			SBC Communications      17       11%       *
			DDI                     13       13       10%
			Bell Atlantic           10       13       48
			NTT DoCoMo               *       22        *

*  Represents less than 10% of total revenue.


Geographically, the Company's revenues for the years ended January 31, are as follows:

              					       1997     1996    1995
					                     ----     ----    ----
			North America           70%      40%     67%
			Asia                    26       52      29
			South America            2        4       4
			Other                    2        4      --
             					       ----     ----    ----
			Total                  100%     100%    100%
					                    ====     ====    ====

15.  EMPLOYEE BENEFIT PLANS

The Company has an Employee Savings and Profit Sharing Plan (the "Savings Plan"), under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees of the Company, including executive officers, are eligible to participate in the Savings Plan. A participating employee may elect to defer up to 15% of his or her salary on a pre-tax basis. This amount, plus a matching amount provided by the Company, is contributed to the Savings Plan. All amounts granted vest in their entirety upon completion of one year of service. The full amount vested in a participant's account will be distributed to a participant upon termination of employment, retirement, disability or death. Company contributions to the Savings Plan for the years ended January 31, 1997, 1996 and 1995 amounted to $472,000, $321,000 and $268,000, respectively.

The Company does not currently offer postretirement benefits, and the
effect of postemployment benefits is immaterial.   As of December 31, 1993,
the Company implemented the Officers' Deferred Compensation Plan (the "Plan") providing elected officers with the opportunity to participate in an unfunded, deferred compensation program. Under the Plan, officers may defer up to 100% of their base salary and/or incentive compensation until retirement, separation or a fixed date at least five (5) years from the date of election. The deferred amounts are retained as Company assets and are included in other assets on the Consolidated Balance Sheets. The deferred amounts are invested, at the officer's election, in either treasury bonds or a designated mutual fund. Officers are 100% vested in their deferral balances at all times. The total amount deferred under the Plan, which is reflected in other long-term liabilities, was $57,000 and $90,000 as of January 31, 1997 and 1996, respectively. The expense for the Plan was $9,000 in fiscal 1995, there was no expense in fiscal 1996 or fiscal 1997.

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

During fiscal 1994, the stockholders of the Company approved the 1993 Employee Stock Purchase Plan (the "1993 Stock Purchase Plan"). The 1993 Stock Purchase Plan was in all material respects identical to the 1991 Employee Stock Purchase Plan. This plan was terminated during fiscal 1996 and was replaced by the 1995 Employee Stock Purchase Plan (the "1995 Stock Purchase Plan").

During fiscal 1996, the stockholders of the Company approved the 1995 Stock Purchase Plan. The 1995 Stock Purchase Plan is in all material respects identical to the 1991 and 1993 Employee Stock Purchase Plans. The number of shares available for issuance under the 1995 Stock Purchase Plan is 200,000. For the offering period ended February 28, 1997, 41,384 shares of common stock were issued to employees at a price of $12.96 per share. The number of shares available for subsequent offerings may be increased, at the election of the Board of Directors, by the shares, if any, which were made available but not purchased during any previous offerings.

17.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

	                                        				   1997 Fiscal Quarter Ended
                                        					   -------------------------
                       			     April 30        July 31       October 31        January 31
                       			     --------        -------       ----------        ----------
Revenue                       $35,751        $41,455          $52,818           $62,434
Gross Profit                   17,775         22,263           27,097            34,040
Operating income                2,804          4,930            6,923             7,474
Net income                      1,830          2,791            4,171             5,357
Net income per share (a)          .07            .10              .15               .19

					                                          1996 Fiscal Quarter Ended
                                      					    -------------------------
                        		     April 30        July 31       October 31        January 31
                        		     --------        -------       ----------        ----------
Revenue                       $26,021        $26,127          $19,519           $33,600
Gross Profit                   15,185         16,674            9,547            17,276
Operating income(loss)          4,176          4,102           (4,991)          (19,054)
Net income(loss)                3,278          2,960           (3,378)          (17,750)
Net income(loss) per share (a)    .13            .11             (.14)             (.72)

(a) Earnings per common share calculations for each of the quarters were based on the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.


18. SUBSEQUENT EVENTS

On February 20, 1997, the Company acquired all of the outstanding stock of Enhanced Communications Corporation ("ECC"), a company providing outsourcing of voice messaging for Bell South Telecommunications, Inc. and Bell South Personal Communications, Inc. for 250,000 shares of the Company's Common Stock. The combination will be accounted for as a pooling of interests in accordance with APB 16.

REPORT OF INDEPENDENT ACCOUNTANTS



Our report on the consolidated financial statements of Boston Technology, Inc. has been incorporated in this fiscal 1997 Annual Report to the Stockholders of Boston Technology, Inc. on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a) 2 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



              		COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
April 24, 1997

                             			  Boston Technology, Inc.
                 	     Schedule II - Valuation and Qualifying Accounts
                 	   For the Years Ended January 31, 1997, 1996 and 1995

         		 Column A          Column B     Column C     Column D     Column E
					                                      Additions
                               					       Charged to
                          	   Balance at  Revenues,                  Balance at
                       				   Beginning   Costs and                     End
         		Description        of Period   Expenses      Deductions   of Period

Accounts Receivable Allowance  -
deducted from accounts receivable
on the balance sheet:

For the period ended January 31:
1997                             $1,554,000   $2,106,000     $  4,000     $3,656,000
1996                                799,000      997,000      242,000      1,554,000
1995                                290,000      536,000       27,000        799,000

Reserve for inactive, obsolete and
surplus inventory - deducted from
inventories on the balance sheet:

For the period ended January 31:
1997                               $807,000   $  960,000      703,000     $1,064,000
1996                                518,000      440,000      151,000        807,000
1995                                350,000      440,000      272,000        518,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS   ON ACCOUNTING
AND FINANCIAL DISCLOSURES
None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 25, 1997 (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers."

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the last quarter of the year ended January 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   April  30, 1997

                                         				 BOSTON TECHNOLOGY, INC.
                                         				 By:   /s/ FRANCIS E. GIRARD
                                                					   -----------------
                                                					   Francis E. Girard
                                                					   President and Chief
                                                					   Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                                   Date
/s/ GREG C. CARR                Chairman of the Board of Directors      April 30, 1997
    ----------------------
    Greg C. Carr

/s/ RICHARD J. CONNAUGHTON      Director                                April 30, 1997
    ----------------------
    Richard J. Connaughton

/s/ FRANCIS E. GIRARD           Director, President and                 April 30, 1997
    ----------------------      Chief Executive Officer
    Francis E. Girard           (principal executive officer)

/s/ HERAN B. LEONARD            Director                                April 30, 1997
    ----------------------
    Herman B. Leonard

/s/ JOSEPH E. NORBERG           Director                                April 30, 1997
    ----------------------
    Joseph E. Norberg

/s/ ROBERT J. SLEZAK            Director, Executive Vice President      April 30, 1997
    ----------------------      Technology & Marketing
    Robert J. Slezak

/s/ RICHARD K. SNELLING         Director                                April 30, 1997
    ----------------------
    Richard K. Snelling

/s/ CAROL B. LANGER             Senior Vice President of Finance,       April 30, 1997
    ----------------------      Chief Financial Officer, Treasurer
    Carol B. Langer             and Secretary
                     			       (principal financial officer)

/s/ DAVID J. BEAUREGARD         Assistant Vice President and            April 30, 1997
    ----------------------      Corporate Controller
    David J. Beauregard        (principal accounting officer)

	                           			EXHIBIT INDEX

       	Exhibit
       	Numb     Title
(3)     3.1     -Certificate of Incorporation of Registrant, as amended
(12)    3.2     -By-laws of the Registrant, as amended
(12)    4.1     -Specimen Common Stock Certificate
(13)    4.2     -Shareholder Rights Agreement dated as of May 9, 1991 between the Registrant
                	and The First National Bank of Boston
(5)     4.2(a)  -Assignment of Shareholder's Rights Agreement
(5)     10.1    -$25 Million Credit Agreement dated January 31, 1996 between the Registrant
                	and Silicon Valley Bank and CoreStates Bank
(5)+    10.2    -AT&T Memorandum of Agreement dated November 22, 1995
(8)     10.3    -Lease dated November 5, 1990 between the Registrant and Wakefield
                	Park Limited Partnership
(4)     10.4    -First Amendment dated as of March 31, 1993 to Lease dated November 5,
                	1990 between the Registrant and Wakefield Park Limited Partnership
(6)     10.5    -Second Amendment dated as of August 31, 1994  to Lease dated November 5,
                	1990 between the Registrant and Wakefield Park Limited Partnership
(12)    10.6    -License Agreement dated November 15, 1988 between the Registrant
                	and VMX, Inc.
(9)     10.7    -License Agreement dated January 22, 1990 between the Registrant
                	and Dytel Corporation
(7)     10.8    -Settlement Agreement dated December 28, 1993 between the
                	Registrant and Theis Research, Inc. and Peter F. Theis
(3)*    10.9    -1995 Director Stock Option Plan
(7)*    10.10   -1992 Directors' Stock Option Plan, as amended
(7)*    10.11   -1994 Stock Incentive Plan
(11)*   10.12   -1989 Incentive Stock Option Plan, as amended
(12)*   10.13   -Employee Savings and Profit Sharing Plan
(13)*   10.14   -Employee Severance Benefit Plan
(2)     10.15   -Loan Document Modification Agreement dated November 19, 1996
(10)*   10.20   -1996 Stock Incentive Plan
(1)     10.21   -Lease dated June 7, 1996 between Registrant and WBAM Limited Partnership
(1)     11.     -Statement of Weighted Shares Used in Computation of Earnings Per Share
(1)     21.     -Subsidiaries of the Registrant
(1)     23.     -Consent of Coopers & Lybrand L.L.P
(1)     27.     -Financial Data Schedule

(1)     Filed herewith.
(2)     Incorporated by reference to the Registrant's Form 10-Q for the period ended October 31, 1996.
(3)     Incorporated by reference to the Registrant's Form 10-Q for the period ended July 31, 1995.
(4)     Incorporated by reference to the Registrant's Form 10-Q for the period ended October 31, 1993.
(5)     Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January 31, 1996.
(6)     Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January 31, 1995.
(7)     Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January 31, 1994.
(8)     Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January 31, 1991.
(9)     Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended January 31, 1990.
(10)    Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual
       	Meeting of Stockholders held June 25, 1996.
(11)    Incorporated by reference to the Definitive Proxy Materials for the Registrant's Annual
       	Meeting of Stockholders held July 14, 1992.
(12)    Incorporated by reference to the Registrant's Form S-1 (Registration No. 33-32134).
(13)    Incorporated by reference to the Registrant's Form 8-K dated May 9, 1991.
*       Management contract, compensation plan or arrangement filed as an exhibit pursuant to
       	Item 14(c) of Form 10-K.
+       Confidential treatment requested as to certain portions.

				                                   -56-