Form 10-K/A
period 1996-01-31
BOSTON TECHNOLOGY INC
filed 1997-06-12
CIK 771470

  =========================================================================

                 		     SECURITIES AND EXCHANGE COMMISSION
						                        WASHINGTON, D.C. 20549

                       						       Form 10-K

     (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

				  For the year ended January 31, 1997


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

   The aggregate market value of Common Stock held by nonaffiliates of the Registrant as of April 8, 1997 was $517,073,300 based on the closing sale of Common Stock as reported on the New York Stock Exchange on such date. At April 8, 1997, there were issued and outstanding 25,853,665 shares of Common Stock, par value $.001 per share.

               				   DOCUMENTS INCORPORATED BY REFERENCE
   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held June 25, 1997 are incorporated herein by reference into Part III hereof.
 ==========================================================================