Form 10-Q
period 1997-04-30
BOSTON TECHNOLOGY INC
filed 1997-06-12
CIK 771470

				       BOSTON TECHNOLOGY, INC.
				      100 Quannapowitt Parkway
					Wakefield, MA  01880


June 12, 1997                           VIA EDGAR


Securities and Exchange Commission
Division of Corporation Finance
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  Boston Technology, Inc.
     Commission File No. 0-17384
     Form 10-Q


	Sir/Madam:

Pursuant to the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), enclosed for filing in EDGAR electronic format is a copy of the Form 10-Q and required Exhibits for the three months ended April 30, 1997.

If you have any questions or comments regarding the enclosed material, please contact the undersigned.

					Very truly yours,

					/s/ Carol B. Langer
					------------------------
					Carol B. Langer, Secretary