Form 10-Q/A
period 1997-04-30
BOSTON TECHNOLOGY INC
filed 1997-07-22
CIK 771470

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 1997

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

	Yes X   No   .

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

							    Shares Outstanding
		Class of Securities                           (as of June 6, 1997)

Common Stock, $.001 par value per share                       26,205,143

					  BOSTON TECHNOLOGY, INC.
								FORM 10-Q

								   Index
															   Page
																 Number
																      ---------
PART I.    FINANCIAL INFORMATION

  ITEM 1.  Consolidated Financial Statements

  Consolidated Balance Sheets
  As of April 30, 1997 (Unaudited) and January 31, 1997....................   3

  Consolidated Statements of Income
  For the three months ended April 30, 1997 and 1996........................  4

  Consolidated Statements of Cash Flows
  For the three months ended April 30, 1997 and 1996........................  5

  Notes to the Consolidated Financial Statements...........................   6


  ITEM 2.   Management's Discussion and Analysis of Financial
		   Conditions and Results of  Operations ..........................  8


PART II.  OTHER INFORMATION

  ITEM 1.    Legal Proceedings.............................................. 13

  ITEM 2.    Changes in Securities.......................................... 13

  ITEM 3.    Defaults upon Senior Securities................................ 13

  ITEM 4.    Submission of Matters to a Vote of  Security Holders........... 13

  ITEM 5.    Other Information.............................................. 13

  ITEM 6.    Exhibits and Reports on Form 8-K............................... 13

  Signatures................................................................ 14

  Exhibit Index............................................................. 15

PART I.    FINANCIAL INFORMATION
  ITEM 1.  Consolidated Financial Statements

							   BOSTON TECHNOLOGY, INC.
							 CONSOLIDATED BALANCE SHEETS
				       (dollars in thousands, except share amounts)

												  April 30,    January 31,
												    1997          1997
												-----------   ------------
Assets                                                 (unaudited)
Current Assets:
Cash and cash equivalents                               $26,557        $14,032
Accounts receivable, less allowances of
	 $4,507 and $3,656                                      72,325         54,405
Net investment in sales type leases                         806            645
Inventories, net                                         25,271         19,046
Prepaid expenses and other current assets                 3,715          2,771
												 ---------       -------
     Total current assets                               128,674         90,899

Property and equipment, net                              31,500         25,568
Deferred taxes                                            4,284          4,284
Other assets                                              6,984          7,422
												 --------        --------
	  TOTAL ASSETS                                        $171,442       $128,173
												 =========       ========

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long term debt                        $1,329         $1,000
Accounts payable                                         13,828         15,235
Accrued expenses                                         23,380         21,556
Income taxes payable                                      1,860          2,618
Deferred customer funding                                 2,483          1,140
Deferred revenues                                        18,498          8,939
												  -------        -------
     Total current liabilities                           61,378         50,488


Long term debt and other long term liabilities           23,441          1,193

Stockholders' Equity:
Common stock, $.001 par value,
 60,000,000 shares authorized
 26,043,866 and 25,501,691                                   26             25
Additional paid in capital                               64,154         60,557
Retained earnings                                        22,044         15,516
Cumulative translation adjustment                           399            394
												 --------        --------
     Total stockholders' equity                          86,623         76,492
												 --------        --------
     TOTAL LIABILITES AND STOCKHOLDERS' EQUITY         $171,442       $128,173
												 ========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

						BOSTON TECHNOLOGY, INC.
				      CONSOLIDATED STATEMENTS OF OPERATIONS
			   (dollars in thousands, except per share amounts)
							    (unaudited)

											Three months ended April 30,

											   1997             1996
											     --------         --------
Revenues                                            $63,375          $35,751


Cost and expenses:

Cost of revenues                                     27,694           17,976
Research and development                             13,976            7,093
Marketing, general and administrative                12,024            7,878
											 --------         --------
											       53,694           32,947

Income from operations                                9,681            2,804

Interest (expense) income, net                         (256)              65
Other (expense), net                                   (336)             (53)
											  -------         --------
Income before provision for income taxes              9,089            2,816

Provision for income taxes                            3,182              986
											       -------         --------
Net income                                           $5,907           $1,830
											       =======         ========

Net income per share                                   $.21             $.07
											  =======         ========

Weighted average common and common
equivalent shares outstanding                        28,673           27,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

						      BOSTON TECHNOLOGY, INC.
					 CONSOLIDATED STATEMENTS OF CASH FLOWS
						      (dollars in thousands)
								 (unaudited)

											  Three months ended April 30,
											    1997                 1996
											 --------              ------
Cash Flows from Operating Activities
  Net  Income                                    $5,907               $1,830
Adjustments to reconcile net income
to net cash used in operating activities:
  Depreciation and amortization                   3,229                1,531
  Payments made in excess of rent expense           (50)                 (48)
  Provision for allowance for bad debt              851                    3
  Non-cash charge for joint venture                 195                  100

Changes in assets and liabilities:
  Accounts receivable                           (18,316)             (16,232)
  Net investment in sales type leases              (161)                 448
  Inventories                                    (6,225)              (2,129)
  Prepaid expenses and other current assets        (935)                 (44)
  Accounts payable                               (2,384)                 390
  Accrued expenses                                1,764                3,490
  Deferred revenue                                9,281                  784
  Income taxes payable                              302                2,222
  Deferred customer funding                       1,343               (1,789)
  AT & T contract accrual                           ---               (1,082)
  Other liabilities                                 (11)                  34
											----------            --------
  Net cash used in operating activities          (5,210)             (10,492)

Cash Flows From Investing Activities
  Purchase of property and equipment             (6,208)              (4,112)
  Purchase of license agreements and other assets   (98)                (324)
  Other assets                                      341                  ---
											----------            ---------
  Net cash used in investing activities          (5,965)              (4,436)

Cash Flows From Financing Activities
  Exercise of stock options                       2,001                  960
  Purchase of stock through
    Employee Stock Purchase Plan                    536                  374
  Principal payments under financing obligations   (500)                (275)
  Borrowings under revolving credit agreements   25,000               10,600
  Repayments under revolving credit agreements   (5,000)              (5,000)
											  ---------             --------
  Net cash provided by financing activities      22,037                6,659
Effect of exchange rate on cash and
cash equivalents                                      5                   (5)
											 --------              --------
Net increase (decrease) in cash and
cash equivalents                                 10,867               (8,274)

Cash acquired in pooling of
Enhanced Communications Corporation               1,658                  ---

Cash and cash equivalents, beginning of period   14,032               13,929
											---------             ---------
Cash and cash equivalents, end of period       $ 26,557              $ 5,655
											=========             =========

Supplemental Disclosure of Cash Flow Information:
Tax benefit of disqualifying dispositions
of incentive stock options                       $1,060                 $185
Income taxes paid                                 2,625                   21
Interest paid                                       335                  210

The accompanying notes are an integral part of these condensed consolidated financial statements.

						      BOSTON TECHNOLOGY, INC.
				    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
						     (dollars in thousands)

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for the interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair representation of the unaudited consolidated statements of income for the three months ended April 30, 1997 and 1996, the unaudited consolidated statements of cash flows for the three months ended April 30, 1997 and 1996, and the unaudited consolidated balance sheet at April 30, 1997 have been made.

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

It is suggested that the financial statements contained herein be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1997. The results of the interim periods are not necessarily indicative of the results for the full fiscal year.

Certain amounts in the fiscal 1997 financial statements have been reclassified to conform to the fiscal 1998 presentation.

2.  INVENTORIES

Inventories consisted of:
									    April 30, 1997    January 31, 1997
									     --------------    ----------------
Materials and purchased parts                    $11,235           $7,735
Work in process                                    9,792            9,585
Finished goods                                     4,244            1,726
									     --------------    ----------------
Total                                            $25,271          $19,046
									     ==============    ================

3.  FINANCING ARRANGEMENTS

The Company maintains a revolving credit facility with two banks totaling $35 million. Borrowings are collateralized by the Company's accounts receivable and inventories and bear interest at the prime rate (8.5% at April 30, 1997) or the LIBOR rate plus 175 basis points. The credit facility is scheduled to expire on November 19, 1998. As of April 30, 1997, the Company had $20 million outstanding under the credit facility.


4.  RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement No. 128 ("SFAF 128"), "Earnings per Share", which modifies the way in which earnings per share (EPS) is calculated and disclosed. Upon adoption of this standard for the fiscal period ending January 31, 1998, the Company will disclose basic and diluted
EPS and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Management believes the adoption of SFAS 128 will not have a material impact on reported earnings per share.


5.   ACQUISITION OF ENHANCED COMMUNICATION CORPORATION

On February 20, 1997, the Company acquired all of the outstanding stock of Enhanced Communications Corporation ("ECC"), a company providing outsourcing of voice messaging for Bell South Telecommunications, Inc. and Bell South Personal Communications, Inc. for 250,000 shares of the Company's Common Stock. The combination has been accounted for as a pooling of interests in accordance with APB 16. The Company did not restate prior period financial statements for this acquisition due to immateriality, and recorded the book value of the net assets of ECC in the period ending April 30, 1997 amounting to $622,000.

Change is stockholders' equity:

Balance of January 31, 1997                                           $76,492

Net income for current period                                           5,907
Net book value of assets acquired in pooling of interest                  622
Stock issued for options, related tax benefits and other                3,602
														     ----------
Balance at April 30, 1997                                             $86,623
															    ===========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated in such forward-looking statements. These factors include, without limitation, those set forth below the caption "Certain Factors That May Affect Future Operating Results."

Results of Operations

Three months Ended April 30, 1997 versus Three Months Ended April 30, 1996

Net Sales
Revenues for the first quarter of fiscal year 1998 were $63,375,000 versus $35,751,000 for the prior period, an increase of $27,624,000, or 77%. North American revenues, generated by sales to Regional Bell Operating Companies, long distance carriers, and other network operators, were approximately $39,128,000, an increase of $20,985,000, or 116%, over the prior year period. North American revenues increased to 62% of total revenues verses 51% in the prior year due primarily to higher incremental volume from several existing customers. International revenues for the first quarter were $24,247,000, an increase of $6,639,000, or 38%, over the prior year period. International revenues increased primarily due to higher volume from the Company's existing Pacific Rim and Australian customers. International revenues comprised 38% of total first quarter fiscal 1998 revenues verses 49% in the prior period.


Gross Profit
Gross profit for the first quarter of fiscal 1998 increased over the corresponding prior year period by $17,906,000, or 101%, to $35,681,000. As a percentage of revenues, gross profit was approximately 56% for the three months ended April 30, 1997 compared to approximately 50% for the comparable prior year period. The increase in gross profit as a percentage of revenues was due primarily to an increase in the number of larger systems shipped as well as a higher volume of capacity upgrades, which traditionally have higher margins. Assuming a stabilization of prices with increased revenues, the Company anticipates that gross profit as a percentage of revenues will remain at or near the levels experienced in the first quarter of fiscal 1998, if, as expected, the Company anticipates to ship larger systems, and capacity and additional functionality is added to the smaller systems shipped in fiscal year 1997.

Research and Development Expenses
Net research and development expenses were $13,976,000 for the first quarter of fiscal 1998 verses $7,093,000 for the prior period. As a percentage of revenues, net research and development expenses increased to 22% for the first quarter versus 20% for the prior year. Excluding the effect of customer funding and certain reclassifications, gross research and development spending in the first quarter of fiscal 1998 increased $7,840,000, or 86%, over the prior year period primarily due to an increase in headcount required to support ongoing development projects. The Company expects to continue to make significant investments in research and development, including research and development required under certain recent customer contracts. The Company is also involved in research and development programs that are funded in whole or in part by its customers. Customer funding is recognized as a reduction to research and development expense as development activities occur. Customer funding offsets against expense for the first quarter of fiscal 1998 and 1997 were $1,233,000 and $1,460,000, respectively. In addition to customer funding offsets, the Company periodically capitalizes expenditures incurred under long term custom modification contracts. These expenditures are classified as work in process and are recognized in cost of sales as product is delivered. Capitalized expenditures for these long term custom modification contracts for the first quarter 1998 and 1997 amounted to $1,772,000 and $588,000, respectively.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the first quarter were $12,024,000 versus $7,878,000 for the prior period. As a percentage of revenues, these expenses decreased from 22% in the prior year period to 19% in the first quarter of fiscal 1998 due primarily to higher incremental revenue. Marketing, general and administrative expenses increased $4,146,000 versus the prior period due primarily to the expansion of the worldwide customer service and sales organizations, particularly in Mexico, the United Kingdom and the Far East, as well as increased staffing to support the overall growth of the Company's business.

Net interest (expense) income
Interest income for the quarter decreased by $188,000 to $87,000 at April 30, 1997 due primarily to lower average cash balances. Interest expense for the first quarter increased by $133,000 to $343,000 as a result of borrowings against the Company's line of credit. The Company expects to continue to borrow against its line of credit in the future and incur interest expense that is higher than past periods.

Other Expense
Other expense increased $283,000 to $336,000 for the three months ended April 30, 1997 due primarily to a foreign exchange loss and the Company's share of the loss incurred by the joint venture established in December 1995 in Brazil.

Provision for Income taxes
The effective tax rate for the three months ended April 30, 1997 and 1996 was 35%. The Company expects the tax rate to remain at approximately 35% throughout the remainder of fiscal 1998.

Liquidity and Capital Resources
The Company has funded its operations to date primarily through cash flow from operations and its bank lines of credit. At April 30, 1997 and January 31, 1997, the Company had available cash and cash equivalents of $26,557,000 and $14,032,000, respectively, and working capital of $67,296,000 and $40,411,000, respectively. The Company maintains a $35,000,000 revolving credit facility with two banks. Borrowings are collateralized by the Company's accounts receivable and inventories and bear interest at the prime rate (8.5% at April 30, 1997) or the LIBOR rate plus 175 basis points. The credit facility is scheduled to expire on November 19, 1998. This revolving credit facility also has a 1/2 of 1% annual commitment fee on the unused portion. The facility contains quarterly covenants which, among other things, require the Company to maintain certain financial ratios, specified levels of equity and other restrictions. The Company had borrowings under its revolving credit facilities of $20,000,000 outstanding at April 30, 1997. The Company also has available uncollateralized lines of credit for forward foreign exchange contracts with three banks. There was no outstanding balance on these lines of credit at April 30, 1997.

Net cash used in operating activities for the quarter ended April 30, 1997 was
$5,210,000.   In the quarter ended April 30, 1997, net cash used in operating activities consisted primarily of an increase in accounts receivable of $18,316,000, an increase in inventories of $6,225,000, and a decrease in accounts payable of $2,384,000, offset by net income of $5,907,000, an increase in deferred revenue of $9,281,000, and depreciation and amortization expense of $3,229,000.

Net cash used in investing activities for the quarter ended April 30, 1997 was $5,965,000. This reflects primarily purchases of property and equipment of $6,208,000, consisting primarily of computer workstations and test equipment, as a result of increased headcount and growth of revenues.

Net cash provided by financing activities for the quarter ended April 30, 1997 was $22,037,000. This reflects borrowings made under the revolving credit agreements of $25,000,000, and proceeds from exercise of common stock options of $2,001,000.

The Company believes that its cash and cash equivalents, along with cash generated from operations and unused credit facilities will be sufficient to meet the Company's cash requirements and to fund operations at least through January 31, 1998.

Certain Factors That May Affect Future Operating Results

The reader should consider the following important factors, among others, which in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's results in future quarters and fiscal years to differ materially from those expressed in forward-looking statements made by, or on behalf of, the Company.

Historically, a substantial portion of the Company's revenues have been attributed to a limited number of customers. The Company expects to continue to rely on a limited number of customers for a significant portion of its revenue. In addition, the Company also has a high average system revenue per transaction; therefore, the loss of any one customer, or a significant decline in their volume, could have a material adverse effect on the Company's business and its results of operations. The Company's ability to increase future revenues may depend on its ability to generate sufficient revenues to substitute for reduced purchases by one or more major customers. In addition, the Company's operating expenses are incurred ratably throughout each quarter and are relatively fixed in the short term. As a result, if projected revenues are not realized in the expected period, the Company's operating results for that period could be adversely affected.

The Company's industry is subject to rapid technological change. The Company's revenue stream depends on its ability to enhance its existing software products and to introduce new products on a timely and cost-effective basis. This includes any customer-requested custom software enhancements required in the normal course of product delivery. The Company's products involve sophisticated hardware and software technology platforms that perform critical functions to highly demanding standards. There can be no assurance the Company's current or future products will not develop operational problems, which could have a material adverse effect on the Company. In addition, if the Company were to delay the introduction of new products, or to delay the delivery of specific custom software enhancements, the Company's operating results could be adversely affected.

The international portion of the Company's business, which represented 38% of revenues for the first three months of fiscal 1998, is subject to a number of inherent risks, including difficulties in building and managing international operations and international reseller networks, international service and support of the Company's products, difficulties or delays in translating products into foreign languages, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in international markets. Due to the competitive environment in the international marketplace, certain international customers may require longer payment terms resulting in greater difficulty in accounts receivable collection. In addition, while the Company's products are designed to meet the regulatory standards of foreign markets, any inability to obtain foreign regulatory approvals or to meet other required standards on a timely basis could have a material adverse effect on the Company's operating results.

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

Although backlog has increased compared to the prior year period, historically, the Company has operated with minimal backlog. While the increased backlog has provided greater visibility for near-term revenues, revenues earned in any quarter will continue to be largely dependent on orders booked, built, and shipped in that quarter. Other factors that may impact the Company's ability to convert backlog into revenues for any given quarter are development efforts that may span several quarters, the ability to secure hardware components from single source suppliers and the fact that orders may be canceled or delivery schedules modified. The Company has also experienced a pattern of recording the majority of its quarterly revenues in the third month of the quarter.

The Company sells substantially all of its products to companies in the telecommunication industry. This industry is undergoing significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. Unforeseen changes in the regulatory environment may have an impact on the Company's revenues and/or costs in any given part of the world. The worldwide enhanced services systems industry is already highly competitive and the Company expects competition to intensify. The Company believes that it will continue to encounter substantial competition from its existing competitors, and that other companies, many with considerably greater financial, technical, marketing and sales resources than the Company, may enter the enhanced services systems markets.

Certain components of the Company's products are currently purchased from a single source, and, although the Company believes that alternate sources are available, any interruption or discontinuation in the supply of such components could adversely affect the Company's operating results.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 for a description of certain legal proceedings (Civil Action Nos. 95-CV-7236, 95-CV-7295 and 95-CV-7317) commenced in the United States District Court for the Eastern District Court for Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On November 14, 1996, the United States District Court of the Eastern District of Pennsylvania ordered the cases transferred to the United States District court for the District of Massachusetts. On January 19, 1997, the defendants filed a Motion to Dismiss on the grounds that the Amended Complaint fails to state a claim under the relevant sections of the Securities Exchange Act of 1934, and under the law as applied by the United States Court of Appeals for the First Circuit. Oral argument was held on the Motion to Dismiss and the Plaintiffs Reply to the Motion on March 20, 1997. A decision is expected by August 1997. Boston Technology and the defendants continue to deny the allegations and will continue to contest these cases vigorously. The outcome of this lawsuit is neither probable nor estimable; accordingly, no loss provision has been made for this lawsuit.


ITEM 2. Changes in Securities

Not applicable.

ITEM 3. Defaults upon Senior Securities

Not applicable.

ITEM 4. Submission of matters to Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and Reports

(a)  Exhibits
The exhibits listed in the Exhibits Index are filed as part of or included in this report.

(b)  Reports on Form 8-K
	None.

							SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   June 12, 1997               BOSTON TECHNOLOGY, INC.

							    By: /s/ CAROL B. LANGER
								---------------------------
								       Carol B. Langer
								       Senior Vice President of Finance,
								Chief Financial Officer,
								Treasurer and Secretary

								EXHIBIT INDEX

Exhibit
Number                            Title
--------        --------------------------------------------------
11              Statement Re:  Weighted Shares used in Computation
				      of Earnings per Share

27              Financial Data Schedule