Form 10-Q
period 1997-07-31
BOSTON TECHNOLOGY INC
filed 1997-08-25
CIK 771470

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 1997

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

	Yes X   No   .

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

							  Shares Outstanding
	Class of Securities                            (as of  August 19 , 1997)
Common Stock, $.001 par value per share                        27,301,781

BOSTON TECHNOLOGY, INC.
FORM 10-Q
Index

															 Page
PART I.    FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

Consolidated Balance Sheets
As of July 31, 1997 (Unaudited) and January 31, 1997.............  3

Consolidated Statements of Operations
For the three and six months ended July 31, 1997 and 1996........  4

Consolidated Statements of Cash Flows
For the six months ended July 31, 1997 and 1996..................  5

Notes to the Consolidated Financial Statements...................  6


ITEM 2.   Management's Discussion and Analysis of Financial
 .      	  Conditions and Results of  Operations .................  9


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................... 13

ITEM 2.   Changes in Securities.................................. 13

ITEM 3.   Defaults upon Senior Securities........................ 13

ITEM 4.   Submission of Matters to a Vote of  Security Holders... 14

ITEM 5.   Other Information...................................... 14

ITEM 6.   Exhibits and Reports on Form 8-K....................... 14

Signatures....................................................... 15

Exhibit Index.................................................... 16

PART I.    FINANCIAL INFORMATION
ITEM 1.  Consolidated Financial Statements

 .                  					     BOSTON TECHNOLOGY, INC.
 .                  					   CONSOLIDATED BALANCE SHEETS
 .        			     (dollars in thousands, except share amounts)

 .                                      																		       July 31,             January 31,
 .                                            																				 1997                  1997
 .                                      																		       --------              ---------
Assets                                                        (unaudited)
Current Assets:
Cash and cash equivalents                                       $38,146               $14,032
Accounts receivable, less allowances of $9,415 and $3,656        61,125                54,405
Notes receivable                                                  3,618                   ---
Net investment in sales type leases                                 611                   645
Inventories, net                                                 24,762                19,046
Prepaid expenses and other current assets                         9,276                 2,771
Prepaid taxes                                                     4,184                   ---
 .                                          																					-------               -------
  Total current assets                                          141,722                90,899

Property and equipment, net                                      35,429                25,568
Deferred taxes                                                    4,284                 4,284
Other assets                                                      4,267                 7,422
 .                                     																		       --------              --------
 .      	  TOTAL ASSETS                                         $185,702              $128,173
 .                                           																			========              ========
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long term debt                                $1,563                $1,000
Accounts payable                                                 14,152                15,235
Accrued expenses                                                 31,007                21,556
Income taxes payable                                                ---                 2,618
Deferred customer funding                                         1,788                 1,140
Deferred revenues                                                17,690                 8,939
 .                                           																				 ------                ------
     Total current liabilities                                   66,200                50,488

Long term debt and other long term liabilities                   13,602                 1,193
Stockholders' Equity:
Common stock, $.001 par value, 60,000,000 shares authorized
27,295,561 and 25,501,691 shares  issued                             27                    25
Additional paid in capital                                       72,779                60,557
Retained earnings                                                32,651                15,516
Cumulative translation adjustment                                   443                   394
     Total stockholders' equity                                 105,900                76,492
 .                                     																		       --------              --------
	   TOTAL LIABILITES AND STOCKHOLDERS' EQUITY                  $185,702              $128,173
 .                                          																				========              ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

 .              					      BOSTON TECHNOLOGY, INC.
 .         			     CONSOLIDATED STATEMENTS OF OPERATIONS
 .         			(dollars in thousands, except per share amounts)
 .                    								  (unaudited)

 .                     										     Three months ended July 31,       Six months ended July 31,
 .                          												 1997             1996              1997           1996
 .                       							       --------         --------          --------        --------
Revenues                               $66,361          $41,455           $129,736        $77,206

Cost and expenses:
Cost of revenues                        26,449           19,192             54,143         37,168
Research and development                14,121            8,185             28,097         15,278
Marketing, general and administrative   15,695            9,148             27,719         17,026
 .                           												------           ------            -------         ------
 .                           												56,265           36,525            109,959         69,472

Income from operations                  10,096            4,930             19,777          7,734

Interest expense, net                      (84)            (167)              (340)          (102)
Other income (expense), net                126             (470)              (210)          (523)
 .                           												------            -----             ------          -----
Income before income taxes              10,138            4,293             19,227          7,109

Provision (benefit) for income taxes      (429)           1,502              2,753          2,488
 .                     										       -------           ------            -------         ------
Net income                             $10,567           $2,791            $16,474         $4,621
 .                      									       =======           ======            =======         ======

Net income per share                      $.37             $.10               $.58           $.17
 .                     										       =======           ======            =======         ======
Weighted average common and common
equivalent shares outstanding           28,792           28,005             28,415         27,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

 .            					     BOSTON TECHNOLOGY, INC.
 .       			     CONSOLIDATED STATEMENTS OF CASH FLOWS
 .             						  (dollars in thousands)
 .                 							  (unaudited)

 .                                     																	 Six months ended July 31,
 .                                        															 1997                 1996
 .                                															       --------              -------
Cash Flows from Operating Activities
Net  Income                                             $16,474               $4,621
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization and other                   6,752                3,464
Payments made in excess of rent expense                    (100)                 (96)
Provision for sales allowances                            5,759                  (16)

Changes in assets and liabilities:
Accounts receivable                                     (12,024)             (23,000)
Net investment in sales type leases                          34               (1,242)
Inventories                                              (5,716)              (4,453)
Prepaid expenses and other current assets                (6,496)                (221)
Accounts payable                                         (2,060)                 573
Accrued expenses                                          9,433                4,327
Deferred revenue                                          7,497                1,584
Income taxes                                             (5,243)              (2,081)
Deferred customer funding                                   648                   17
Other liabilities                                           434                3,689
 .                                     																		 ------              -------
Net cash provided by (used in) operating activities      15,392              (12,834)

Cash Flows From Investing Activities
Purchase of property and equipment                      (13,428)              (9,575)
Purchase of license agreements and other assets             281                 (560)
 .                                     																		 ------               ------
Net cash used in investing activities                   (13,147)             (10,135)

Cash Flows From Financing Activities
Exercise of stock options                                10,126                1,685
Purchase of stock through Employee Stock Purchase Plan      536                  374
   Principal payments under financing obligations          (500)                (275)
   Borrowings under revolving credit agreements          25,000               18,600
   Repayments under revolving credit agreements         (15,000)              (5,000)
 .                                     																		 ------               ------
   Net cash provided by financing activities             20,162               15,384

Effect of exchange rate on cash and cash equivalents         49                   (5)
 .                                     																		 ------               ------
Net increase (decrease) in cash and cash equivalents     22,456               (7,590)

Cash acquired in pooling of
Enhanced Communications Corporation                       1,658                  ---

Cash and cash equivalents, beginning of period           14,032               13,929
 .                                     																		-------               ------
Cash and cash equivalents, end of period                $38,146               $6,339
 .                                          													=======               ======

Supplemental Disclosure of Cash Flow Information:
Income taxes paid                                        $7,481                  $10
Interest paid                                               738                  344

Non cash transactions:
Tax benefit of disqualifying dispositions
of incentive stock options                               $1,559                 $290
Sale of Joint Venture for a note receivable               3,618                  ---
Purchase of license agreements                              ---                2,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for the interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair representation of the unaudited consolidated statements of income for the three and six months ended July 31, 1997 and 1996, the unaudited consolidated statements of cash flows for the six months ended July 31, 1997 and 1996, and the unaudited consolidated balance sheet at July 31, 1997 have been made.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in these financial statements include the reserve for sales allowances, reserve for warranty, inventory valuation reserve, estimates to complete and certain accrued liabilities.

It is suggested that the financial statements contained herein be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
January 31, 1997. The results of the interim periods are not necessarily indicative of the results for the full fiscal year.

Certain amounts in the fiscal 1997 (year ended January 31, 1997) financial statements have been reclassified to conform to the fiscal 1998 (year ending January 31, 1998) presentation.

2.  INVENTORIES

Inventories consisted of:              July 31, 1997          January 31, 1997
 .                     										       -------------          ----------------
Materials and purchased parts             $10,784                    $7,735
Work in process                             5,035                     9,585
Finished goods                              8,943                     1,726
 .                           												  -------                   -------
Total                                     $24,762                   $19,046
 .                           												  =======                   =======

3.  FINANCING ARRANGEMENTS

The Company maintains a revolving credit facility with two banks totaling $60 million. Borrowings are collateralized by the Company's accounts receivable and inventories and bear interest at the prime rate (8.5% at July 31, 1997) or the LIBOR rate plus 175 basis points. The credit facility is scheduled to expire on November 19, 1998. As of July 31, 1997, the Company had $10 million outstanding under the credit facility.

From time to time, the Company grants its customers extended payment terms and, upon occasion, sells those accounts receivable without recourse. During the quarter ended July 31, 1997, the Company sold $18 million of receivables.


4.  RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued Statement No. 128 ("SFAS 128"), "Earnings per Share", which modifies the way in which earnings per share (EPS) is calculated and disclosed. Upon adoption of this standard for the fiscal period ending January 31, 1998, the Company will disclose basic and diluted EPS and will restate all prior period EPS data presented. Basic
EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Management believes the adoption of SFAS 128 will not have a material impact on reported earnings per share.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". This Statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending January 31, 1999.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of its financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending January 31, 1999.


5.  ACQUISITION OF ENHANCED COMMUNICATION CORPORATION

On February 20, 1997, the Company acquired all of the outstanding stock of Enhanced Communications Corporation ("ECC"), a company providing outsourcing of voice messaging for Bell South Telecommunications, Inc. and Bell South Personal Communications, Inc. for 250,000 shares of the Company's Common Stock. The combination has been accounted for as a pooling of interests in accordance with APB 16. The Company did not restate prior period financial statements for this acquisition due to immateriality, and recorded the book value of the net assets of ECC in the period ended April 30, 1997 amounting to $661,000.

Change in stockholders' equity:

Balance at January 31, 1997                                  $         76,492

Net income for current period                                          16,474
Net book value of assets acquired in pooling of interest                  661
Stock issued for options and warrants, related tax
benefits and other                                                     12,273
 .                                                       								      -------
Balance at July 31, 1997                                     $        105,900
								                                                              =======

6.   REVENUE RECOGNITION

Most of the Company's products are standard hardware and software configurations which are developed according to internally generated product specifications. Generally, product revenues are recognized at the time the standard hardware and/or software is shipped, collection is probable and no significant post shipment obligations remain. Products shipped for customer trials are carried in finished goods inventory until customer acceptance is obtained, at which time revenue is recognized. Installation fees are recognized when products are installed. Revenue from sales- type leases and the associated cost of revenue is recognized upon shipment of the equipment to customers. Interest income is recognized over the life of the sales-type lease. Rental income on equipment under operating leases is recognized ratably over the lease term, and the related equipment is depreciated over its estimated useful life. Maintenance revenue is recognized ratably over the term of the maintenance contract.

Development work is frequently required for new customers in order to adapt otherwise standard products to specific languages, user interfaces and network interfaces. From time to time, customers may contract for custom modifications and enhancements to standard product configurations. The proceeds from the sale of such modifications and enhancements as well as the excess of customer funding received over and above associated costs are included in revenues upon shipment of the related hardware and/or software. For large contracts containing significant customization efforts spanning two or more quarters, revenue is recognized on a percent of completion basis.


7.      SALE OF JOINT VENTURE

As of May 31, 1997, the Company sold its 30% share in the Brazil joint venture
it had established in fiscal 1996 to its joint venture partner.   Upon
completion of the sale, the Company recorded the purchase price, net of imputed interest, as a note receivable. No gain has been recognized on this transaction.

8.      CUSTOMER DISPUTE

The Company is engaged in a dispute with one of its customers, Sprint PCS ("Sprint"), regarding product and software deliverables and performance under agreements against which approximately $26 million has been invoiced. Sprint has purported to terminate its agreements with the Company and refused to pay the balance due of approximately $19 million. Of this outstanding balance, a significant portion has been recorded as deferred revenue and the Company believes it has established adequate reserves to cover any exposure associated with this dispute. The Company believes that Sprint's assertions are without merit and that the unpaid amounts are due and owing. The Company has discussed the dispute with Sprint but no resolution has yet been reached. The agreements between the Company and Sprint require that disputes be submitted to binding arbitration if not resolved by mutual agreement. Although the Company believes that its position has merit, there can be no assurances the outcome will not have a material adverse effect on the Company.

9.      INCOME TAXES

The effective tax rate for the three months ended July 31, 1997 (before the effect of the AT&T warrant exercise) and 1996 was 35%. During the second quarter of fiscal 1998, the Company realized a one time tax benefit of $3,976,000 associated with the July 30, 1997 exercise of 981,760 warrants by AT&T. The Company determined that the realization of this tax benefit became more likely than not during the second quarter of fiscal 1998. No benefit has been recognized for unexercised warrants. The tax benefit associated with future exercises of warrants by AT&T is contingent upon the timing of the exercise of the warrants and the stock value at that time. The Company expects its normal tax rate to remain at approximately 35% throughout the remainder of fiscal 1998.

10.     SUBSEQUENT EVENT

On August 21, 1997, the Company announced that it had agreed to merge with Comverse Technology, Inc. ("Comverse") in a stock merger in which each outstanding share of Common Stock of the Company would be converted into .65 share of Common Stock of Comverse. The merger is subject to regulatory approval, approval by the stockholders of the Company and Comverse, and various other conditions, and is expected to be completed in late 1997. The merger of the companies may result in duplicate facilities or distribution channels and other relationships which could result in adjustments or write-offs upon the completion of the merger to the carrying value of certain assets.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated in such forward looking statements. These factors include, without limitation, those set forth below the caption "Certain Factors That May Affect Future Operating Results."

Results of Operations

Three months Ended July 31, 1997 versus Three Months Ended July 31, 1996

Net Sales
Revenues for the second quarter of fiscal year 1998 were $66,361,000 versus $41,455,000 for the prior period, an increase of $24,906,000, or 60%. North American revenues, generated by sales to Regional Bell Operating Companies, long distance carriers, and other network operators, were approximately $34,666,000, an increase of $5,808,000, or 20%, over the prior year period. North American revenues decreased to 52% of total revenues versus 70% in the prior year due primarily to changes in customers buying patterns relating to their deployment of services. International revenues for the second quarter were $31,695,000, an increase of $19,098,000, or 152%, over the prior year period. International revenues increased primarily due to higher volume from the Company's existing Pacific Rim and Australian customers as well as several new customers in Brazil. International revenues comprised 48% of total second quarter fiscal 1998 revenues verses 30% in the prior year period.

Gross Profit
Gross profit for the second quarter of fiscal 1998 increased over the corresponding prior year period by $17,649,000, or 79%, to $39,912,000. As a percentage of revenues, gross profit was approximately 60% for the three months ended July 31, 1997 compared to approximately 54% for the comparable prior year period. The increase in gross profit as a percentage of revenues was due primarily to an increase in the number of larger systems shipped as well as a higher volume of capacity upgrades, which traditionally have higher margins. Assuming a stabilization of prices with increased revenues, the Company anticipates that gross profit as a percentage of revenues will increase in fiscal 1998 compared to fiscal 1997, however, quarter to quarter changes may not be indicative of the trend for the year.

Research and Development Expenses
Research and development expenses were $14,121,000 for the second quarter of fiscal 1998 verses $8,185,000 for the prior period. As a percentage of revenues, research and development expenses increased to 21% for the second quarter versus 20% for the prior year. Excluding the effect of customer funding and certain reclassifications, gross research and development spending in the second quarter of fiscal 1998 increased $8,225,000, or 80%, over the prior year period primarily due to an increase in headcount required to support ongoing development projects. The Company expects to continue to make significant investments in research and development, including research and development required under certain recent customer contracts. The Company is also involved in research and development programs that are funded in whole or in part by its customers. Customer funding is recognized as a reduction to research and development expense as development activities occur. Customer funding offsets against expense for the second quarter of fiscal 1998 and 1997 were $2,394,000 and $621,000, respectively. In addition to customer funding offsets, the Company periodically defers expenditures incurred under long term custom modification contracts. The deferred expenditures of $5,047,000 at July 31, 1997 are included in prepaid expenses and other current assets and will be recognized in cost of sales as the associated revenue is recognized. These deferred expenditures associated with long term custom modification contracts for the second quarter 1998 and 1997 amounted to $2,026,000 and $1,510,000, respectively.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the second quarter were $15,695,000 versus $9,148,000 for the prior period. As a percentage of revenues, these expenses increased from 22% in the prior year period to 24% in the second quarter of fiscal 1998 due primarily to a significant increase to the reserve for sales allowances and the expansion of the worldwide customer service and sales organizations, particularly in Mexico, the United Kingdom and the Far East, as well as increased staffing to support the overall growth of the Company's business.

Net Interest (Expense) Income
Interest income for the quarter increased by $252,000 to $328,000 at July 31, 1997 due primarily to higher average cash balances. Interest expense for the second quarter increased by $169,000 to $412,000 as a result of borrowings against the Company's line of credit. The Company expects to continue to borrow against its line of credit in the future and incur interest expense that is higher than past periods.

Other Income, Net
Other income increased $596,000 to $126,000 for the three months ended July 31, 1997 due primarily to the Company's portion of the income generated by the joint venture prior to the May 31, 1997 sale of the Company's share of the joint venture, partially offset by a foreign exchange loss.

Provision for Income Taxes
The effective tax rate for the three months ended July 31, 1997 (before the effect of the AT&T warrant exercise) and 1996 was 35%. During the second quarter of fiscal 1998, the Company realized a one time tax benefit of $3,976,000 associated with the July 30, 1997 exercise of 981,760 warrants by AT&T. The Company determined that the realization of this tax benefit became more likely than not during the second quarter of fiscal 1998. No benefit has been recognized for unexercised warrants. The tax benefit associated with future exercises of warrants by AT&T is contingent upon the timing of the exercise of the warrants and the stock value at that time. The Company expects its normal tax rate to remain at approximately 35% throughout the remainder of fiscal 1998.

Results of Operations

Six months Ended July 31, 1997 versus Six Months Ended July 31, 1996

Net Sales
Revenues for the six months ended July 31, 1997 were $129,736,000 versus $77,206,000 for the prior period, an increase of $52,530,000, or 68%. North American revenues, generated by sales to Regional Bell Operating Companies, long distance carriers, and other network operators, were approximately $73,794,000, an increase of $26,793,000, or 57%, over the prior year period. North American revenues decreased to 57% of total revenues versus 61% in the prior year due primarily to changes in customers buying patterns relating to
their deployment of services.   International revenues for the first six months
of fiscal 1998 were $55,942,000, an increase of $25,737,000, or 85%, over the prior year period. International revenues increased primarily due to higher volume from the Company's existing Pacific Rim and Australian customers. International revenues comprised 43% of revenues for the first six months of fiscal 1998 revenues verses 39% in the prior period.

Gross Profit
Gross profit for the first six months of fiscal 1998 increased over the corresponding prior year period by $35,555,000, or 89%, to $75,593,000. As a percentage of revenues, gross profit was approximately 58% for the six months ended July 31, 1997 compared to approximately 52% for the comparable prior year period. The increase in gross profit as a percentage of revenues was due primarily to an increase in the number of larger systems shipped as well as a higher volume of capacity upgrades, which traditionally have higher margins. Assuming a stabilization of prices with increased revenues, the Company anticipates that gross profit as a percentage of revenues will increase in fiscal 1998 compared to fiscal 1997, however, quarter to quarter changes may not be indicative of the trend for the year.

Research and Development Expenses
Research and development expenses were $28,097,000 for the six month period ended July 31, 1997 verses $15,278,000 for the prior period. As a percentage of revenues, research and development expenses increased to 22% for the first six months of fiscal 1998 versus 20% for the prior year. Excluding the effect of customer funding and certain reclassifications, gross research and development spending in the first six months of fiscal 1998 increased $16,065,000, or 83%, over the prior year period primarily due to an increase in headcount required to support ongoing development projects. The Company expects to continue to make significant investments in research and development, including research and development required under certain recent customer contracts. The Company is also involved in research and development programs that are funded in whole or in part by its customers. Customer funding is recognized as a reduction to research and development expense as development activities occur. Customer funding offsets against expense for the first six months of fiscal 1998 and 1997 were $3,627,000 and $2,081,000, respectively.
In addition to customer funding offsets, the Company periodically defers expenditures incurred under long term custom modification contracts. These deferred expenditures of $5,047,000 at July 31, 1997 are included in prepaid expenses and other assets and will be recognized in cost of sales as the associated revenue is recognized. The deferred expenditures associated with long term custom modification contracts for the first six months of fiscal
1998 and 1997 amounted to $3,798,000 and $2,098,000, respectively.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the six month period ended July 31, 1997 were $27,719,000 versus $17,026,000 for the prior period. As a percentage of revenues, these expenses decreased from 22% in the prior year period to 21% in the first six months of fiscal 1998 due primarily to higher incremental revenue. Marketing, general and administrative expenses increased $10,693,000 versus the prior period due primarily a significant increase in the reserve for sales allowances and the expansion of the worldwide customer service and sales organizations, particularly in Mexico, the United Kingdom and the Far East, as well as increased staffing to support the overall growth of the Company's business.

Net Interest (Expense) Income
Interest income for the six months ended July 31, 1997 increased by $64,000 to $415,000 due primarily to higher average cash balances. Interest expense for the first six months of fiscal 1998 increased by $302,000 to $755,000 as a result of borrowings against the Company's line of credit. The Company expects to continue to borrow against its line of credit in the future and incur interest expense that is higher than past periods.

Other Expense, Net
Other expense decreased $313,000 to $210,000 for the six months ended July 31, 1997 due primarily to the Company's portion of the income generated by the joint venture prior to the May 31, 1997 sale of the Company's share of the joint venture, partially offset by a foreign exchange loss.

Provision for Income Taxes
The effective tax rate for the six months ended July 31, 1997 (before the effect of the AT&T warrant exercise) and 1996 was 35%. During the second quarter of fiscal 1998, the Company realized a one time tax benefit of $3,976,000 associated with the July 30, 1997 exercise of 981,760 warrants by AT&T. The Company determined that the realization of this tax benefit became more likely than not during the second quarter of fiscal 1998. No benefit has been recognized for unexercised warrants. The tax benefit associated with future exercises of warrants by AT&T is contingent upon the timing of the exercise of the warrants and the stock value at that time. The Company expects its normal tax rate to remain at approximately 35% throughout the remainder of fiscal 1998.

Liquidity and Capital Resources
The Company has funded its operations to date primarily through cash flow from operations and its bank lines of credit. At July 31, 1997 and January 31, 1997, the Company had available cash and cash equivalents of $38,146,000 and $14,032,000, respectively, and working capital of $75,572,000 and $40,411,000, respectively. The Company increased its revolving credit facility with two banks from $35,000,000 to $60,000,000. Borrowings are collateralized by the Company's accounts receivable and inventories and bear interest at the prime rate (8.5% at July 31, 1997) or the LIBOR rate plus 175 basis points. The credit facility is scheduled to expire on November 19, 1998. This revolving credit facility also has a 1/2 of 1% annual commitment fee on the unused portion. The facility contains quarterly covenants which, among other things, require the Company to maintain certain financial ratios, specified levels of equity and other restrictions. The Company had borrowings under its revolving credit facilities of $10,000,000 outstanding at July 31, 1997. The Company also has available uncollateralized lines of credit for forward foreign exchange contracts with three banks. There was no outstanding balance on these lines of credit at July 31, 1997. From time to time, the Company grants its customers extended payment terms and, upon occasion, sells those accounts receivable without recourse. During the quarter ended July 31, 1997, the Company sold
$18 million of receivables without recourse.

Net cash provided by operating activities for the six months ending July 31,
1997 was $15,392,000.   In the six months ending July 31, 1997, net cash
provided by operating activities consisted primarily of net income of $16,464,000, an increase in accrued expenses of $9,433,000 and an increase in deferred revenue of $7,497,000, offset by an increase in accounts receivable of $12,024,000 and an increase in prepaid expenses and other current assets of $6,496,000.

Net cash used in investing activities for the six months ending July 31, 1997 was $13,147,000. This reflects primarily purchases of property and equipment of $13,428,000, consisting primarily of computer workstations and test equipment, as a result of increased headcount and growth of revenues.

Net cash provided by financing activities for the six months ending July 31, 1997 was $20,162,000. This reflects net borrowings made under the revolving credit agreements of $10,000,000, and proceeds from exercise of common stock options of $10,126,000.

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

The international portion of the Company's business, which represented 43% of revenues for the first six months of fiscal 1998, is subject to a number of inherent risks, including difficulties in building and managing international operations and international reseller networks, international service and support of the Company's products, difficulties or delays in translating products into foreign languages, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in international markets. Due to the competitive environment in the international marketplace, certain international customers may require longer payment terms resulting in greater difficulty in accounts receivable collection. In addition, while the Company's products are designed to meet the regulatory standards of foreign markets, any inability to obtain foreign regulatory approvals or to meet other required standards on a timely basis could have a material adverse effect on the Company's operating results.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

		Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 for a description of certain legal proceedings (Civil Action Nos. 95-CV-7236, 95-CV-7295 and 95-CV-7317) commenced in the United States District Court for the Eastern District Court for Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On November 14, 1996, the United States District Court of the Eastern District of Pennsylvania ordered the cases transferred to the United States District court for the District of Massachusetts. On January 19, 1997, the defendants filed a Motion to Dismiss on the grounds that the Amended Complaint fails to state a claim under the relevant sections of the Securities Exchange Act of 1934, and under the law as applied by the United States Court of Appeals for the First Circuit. Oral argument was held on the Motion to Dismiss and the Plaintiffs Reply to the Motion on March 20, 1997. At the time of the oral argument the court indicated that it expected to render a decision by August, 1997, however,
it has not yet done so.   Boston Technology and the defendants continue to deny
the allegations and will continue to contest these cases vigorously. The outcome of this lawsuit is neither probable nor estimable; accordingly, no loss provision has been made for this lawsuit.


ITEM 2. Changes in Securities

Not applicable.

ITEM 3. Defaults upon Senior Securities

Not applicable.

ITEM 4. Submission of matters to Vote of Security Holders


At the Annual Meeting of Stockholders on June 25, 1997, the Company's stockholders adopted the following proposals by the votes specified below.


 .                                                															    Against or                   Broker
Proposal                                               For           Withheld       Abstain     non-votes

1.To elect seven directors for the ensuing year:
Greg C. Carr                                        21,720,843         ---          345,965        ---
Richard J. Connaughton                              21,718,905         ---          347,903        ---
Francis E. Girard                                   21,715,355         ---          351,453        ---
Herman B. Leonard                                   21,719,573         ---          347,235        ---
Joseph E. Norberg                                   21,718,793         ---          348,015        ---
Robert J. Slezak                                    21,715,473         ---          351,335        ---
Richard K. Snelling                                 21,716,213         ---          350,595        ---


2. To approve an Amendment to the Company's
1996 Stock Incentive Plan as described in the
Proxy Statement                                     11,171,494      3,756,925        60,047   7,078,342

3.  To approve an Amendment to the Company's
1995 Employee Stock Purchase Plan as described
in the Proxy Statement.                             14,522,187        406,792        59,487   7,078,342

4.  To approve an Amendment to the Company's
1995 Director Stock Option Plan as described in
the Proxy Statement.                                13,758,831      1,119,129       110,506   7,078,342

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


   Date:        August 25, 1997

					 BOSTON TECHNOLOGY, INC.


					 By: /s/ Carol B. Langer
					     Carol B. Langer
					     Senior Vice President of Finance,
					     Chief Financial Officer,
					     Treasurer and Secretary

EXHIBIT INDEX

Exhibit
Number               Title

10.22                $60,000,000 Revolving Credit Agreement dated
		     July 17, 1997 between Registrant and Corestates Bank and other financial institutions.

11                   Statement Re:  Weighted Shares used in Computation
			     of Earnings per Share

27                   Financial Data Schedule