Form 10-Q/A
period 1997-07-31
BOSTON TECHNOLOGY INC
filed 1997-11-26
CIK 771470

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A

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

BOSTON TECHNOLOGY, INC.
FORM 10-Q/A
Index

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

 .                                                     BOSTON TECHNOLOGY, INC.
 .                                    CONSOLIDATED STATEMENTS OF OPERATIONS
 .                               (dollars in thousands, except per share amounts)
                                                            (unaudited)

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

8.      CUSTOMER DISPUTE

The Company is engaged in a dispute with one of its customers, Sprint PCS ("Sprint"), regarding product and software deliverables and performance under agreements against which approximately $26 million has been invoiced. Sprint has purported to terminate its agreements with the Company and refused to pay the balance due of approximately $19 million. Of this outstanding balance, a significant portion has not been recognized as revenue and, as a result, is not included in the Company's accounts receivable balance. The Company believes it has established adequate reserves to cover any exposure associated with this dispute. The Company believes that Sprint's assertions are without merit and that the unpaid amounts are due and owing. The Company has discussed the dispute with Sprint but no resolution has yet been reached. The agreements between the Company and Sprint require that disputes be submitted to binding arbitration if not resolved by mutual agreement. Although the Company believes that its position has merit, there can be no assurances the outcome will not have a material adverse effect on the Company.

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

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the second quarter were $15,695,000 versus $9,148,000 for the prior period. As a percentage of revenues, these expenses increased from 22% in the prior year period to 24% in the second quarter of fiscal 1998 due primarily to a significant increase to the reserve for sales allowances resulting from the customer dispute described in
Note 8 to the Consolidated Financial Statements and the expansion of the world-wide customer service and sales organizations, particularly in Mexico, the United Kingdom and the Far East, as well as increased staffing to support the overall growth of the Company's business.

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

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the six month period ended July 31, 1997 were $27,719,000 versus $17,026,000 for the prior period. As a percentage of revenues, these expenses decreased from 22% in the prior year period to 21% in the first six months of fiscal 1998 due primarily to higher incremental revenue. Marketing, general and administrative expenses increased $10,693,000 versus the prior period due primarily a significant increase in the reserve for sales allowances resulting from the customer dispute described in
Note 8 to the Consolidated Financial Statements and the expansion of the world-wide customer service and sales organizations, particularly in Mexico, the United Kingdom and the Far East, as well as increased staffing to support the overall growth of the Company's business.

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