Form 10-Q
period 1997-10-31
BOSTON TECHNOLOGY INC
filed 1997-11-26
CIK 771470

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File No. 0-17384

Boston Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                           04-3073385
(State or other jurisdiction of                   (I.R.S Employer
incorporation or organization)                    Identification Number)

100 Quannapowitt Parkway
Wakefield, Massachusetts                                 01880
(Address of principal executiv                         (Zip code)


Registrant's telephone number, including area code:  (617) 246-9000



	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

	Yes X   No   .

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
						       Shares Outstanding
	Class of Securities                         (as of November 20, 1997)
  ------------------------------------             ---------------------------
Common Stock, $.001 par value per share                     27,411,836

BOSTON TECHNOLOGY, INC.
FORM 10-Q
Index



PART I.    FINANCIAL INFORMATION                                  PAGE

	ITEM 1. Consolidated Financial Statements

		   Consolidated Balance Sheets
		   As of October 31, 1997 (Unaudited) and January 31, 1997......  3

		   Consolidated Statements of Operations
		   For the three and nine months ended October 31, 1997 and
		   1996.......................................................... 4

		   Consolidated Statements of Cash Flows
		   For the nine months ended October 31, 1997 and 1996........... 5

		   Notes to the Consolidated Financial Statements................ 6


	ITEM 2.    Management's Discussion and Analysis of Financial
		   Conditions and Results of  Operations ....................... 11


PART II.  OTHER INFORMATION

	ITEM 1.    Legal Proceedings..................................... 19

	ITEM 2.    Changes in Securities................................. 20

	ITEM 3.    Defaults upon Senior Securities....................... 20

	ITEM 4.    Submission of Matters to a Vote of  Security Holders.. 20

	ITEM 5.    Other Information..................................... 20

	ITEM 6.    Exhibits and Reports on Form 8-K...................... 20

		   Signatures................................................... 21

		   Exhibit Index................................................ 22

PART I.    FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

BOSTON TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share amounts)


							October 31,                     January 31,
							    1997                            1997
					      --------------                   -------------
	Assets                     (unaudited)

Current Assets:
Cash and cash equivalents      $ 15,934                        $ 14,032
Accounts receivable, less
allowances of $11,023
and $3,656                       89,386                          54,405
Notes receivable                  3,693                             ---
Net investment in sales
type leases                         573                             645
Inventories, net                 26,893                          19,046
Prepaid expenses and other
current assets                    4,623                           2,771
Prepaid taxes                     2,434                             ---
						 -------------                     ------------
     Total current assets       143,536                           90,899

Property and equipment, net      36,999                           25,568
Deferred taxes                    4,223                            4,284
Other assets                      3,921                            7,422
						 -------------                     ------------
	  TOTAL ASSETS                $188,679                         $128,173
					    =============                     ============





      Liabilities and Stockholders' Equity

Current Liabilities:
Current portion of long
term debt                     $  2,644                        $  1,000
Accounts payable                12,847                          15,235
Accrued expenses                25,869                          21,556
Income taxes payable               ---                           2,618
Deferred customer funding        1,087                           1,140
Deferred revenues               15,651                           8,939
					    ------------                      ----------
Total current liabilities       58,098                          50,488


Long term debt and other
long term liabilities           15,507                           1,193

Stockholders' Equity:
Common stock, $.001 par
value, 60,000,000 shares
authorized 27,411,736 and
25,501,691 shares  issued          27                               25
Additional paid in capital     74,909                           60,557
Retained earnings              39,650                           15,516
Cumulative translation
adjustment                        488                              394
						------------                      -----------
Total stockholders'
equity                        115,074                           76,492
						------------                      ------------
TOTAL LIABILITES AND
STOCKHOLDERS' EQUITY         $188,679                          $128,173
					   =============                     =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

					Three months ended October 31,       Nine months ended October 31,

						   1997          1996                 1997         1996
					-------------   ---------------      ------------   ----------

Revenues                    $68,606      $52,818              $198,342     $130,024

Cost and expenses:
Cost of revenues             26,243       25,721                80,386       62,889
Research and development     17,173       10,067                45,270       25,345
Marketing, general and
administrative               13,536       10,107                41,255       27,133
					   ---------    ----------            ----------    ---------
						  56,952       45,895               166,911      115,367

Income from operations       11,654        6,923                31,431       14,657

Interest expense, net          (332)        (213)                 (676)        (315)
Other expense, net             (102)        (293)                 (308)        (816)
					   ---------    ----------            ----------    ----------

Income before income taxes   11,220        6,417                30,447       13,526

Provision for income taxes    3,929        2,246                 6,682        4,734
					   ---------    ----------            -----------   ----------

Net income                  $ 7,291      $ 4,171              $ 23,765     $  8,792
					   =========    ==========            ===========   ===========

Net income per share        $   .25      $   .15              $    .84     $    .32
					   =========    ==========            ===========   ===========

Weighted average common
and common equivalent
shares outstanding           29,603       28,144                28,373       27,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

											Nine months ended October 31,
											    1997                 1996
										-----------           ----------
Cash Flows from Operating Activities
Net Income                                       $23,765              $ 8,792
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization and other           10,641                5,720
Payments made in excess of rent expense             (136)                (144)
Loss on disposal of fixed assets                     ---                  127
Provision for sales allowances                     7,367                  149

Changes in assets and liabilities:
Accounts receivable                              (41,893)             (33,934)
Net investment in sales type leases                   72                1,037
Inventories                                       (7,847)                 495
Prepaid expenses and other current assets         (1,843)                (328)
Accounts payable                                  (3,365)               1,858
Accrued expenses                                   4,295                7,975
Deferred revenue                                   5,383                3,197
Income taxes                                      (3,105)               3,896
Deferred customer funding                            (53)              (2,081)
Other liabilities                                  4,456                  (33)
									       -----------            ----------
Net cash used in operating activities             (2,263)              (3,274)


Cash Flows From Investing Activities
Purchase of property and equipment               (18,535)             (15,157)
Purchase of license agreements
and other assets                                     275               (1,118)
									       -----------            -----------
Net cash used in investing activities            (18,260)             (16,275)

Cash Flows From Financing Activities
Exercise of stock options                         10,867                2,641
Purchase of stock through Employee
Stock Purchase Plan                                1,306                  781
Principal payments under financing
obligations                                       (1,000)                (275)
Borrowings under revolving credit agreements      35,000               18,600
Repayments under revolving credit agreements     (25,500)             (10,600)
									       -----------            ------------
Net cash provided by financing activities         20,673               11,147

Effect of exchange rate on cash and
cash equivalents                                      94                   17

Net increase (decrease) in cash and
cash equivalents                                     244               (8,385)


Cash acquired in pooling of Enhanced
Communications Corporation                         1,658                 ---

Cash and cash equivalents, beginning
of period                                         14,032               13,929
											----------           -------------
Cash and cash equivalents, end of period         $15,934              $ 5,544
											===========          ==============

Supplemental Disclosure of Cash Flow Information:
Income taxes paid                                $ 7,986              $ 2,021
Interest paid                                      1,362                  712

Non cash transactions:
Tax benefit of disqualifying dispositions
of incentive stock options                       $ 1,886              $   530
Sale of Joint Venture for a note receivable        3,693                  ---
Purchase of license agreements                       ---                2,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BOSTON TECHNOLOGY, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)


1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Technology, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for the interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair representation of the unaudited consolidated statements of income for the three and nine months ended October 31, 1997 and 1996, the unaudited consolidated statements of cash flows for the nine months ended October 31, 1997 and 1996, and the unaudited consolidated balance sheet at October 31, 1997 have been made.

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


2.  INVENTORIES

Inventories consisted of:



							October 31, 1997        January 31, 1997
Materials and purchased parts     $ 11,695                $ 7,735
Work in process                      5,955                  9,585
Finished goods                       9,243                  1,726
							 ----------------       -----------------
Total                             $ 26,893                $19,046
			     ================       =================

3.  FINANCING ARRANGEMENTS

The Company maintains a revolving credit facility with two banks totaling $60 million. Borrowings are collateralized by the Company's accounts receivable and inventories and bear interest at the prime rate (8.5% at October 31, 1997) or the LIBOR rate plus 175 basis points. The credit facility is scheduled to expire on July 17, 1999. As of October 31, 1997, the Company had $9.5 million outstanding in cash borrowings under the credit facility.

From time to time, the Company grants its customers extended payment terms and, upon occasion, sells those accounts receivable without recourse. During the quarter ended July 31, 1997, the Company sold $18 million of accounts receivable.


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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enter-prise and Related Information" (SFAS No. 131). SFAS No. 131 specifies new guidelines for determining a company's operating segments and related require-ments for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of its financial statements and the disclosures therein. The Company will adopt the new standard for the fiscal year ending January 31, 1999.

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


Change in stockholders' equity:

Balance at January 31, 1997             $         76,492

Net income for current period                     23,765
Net book value of assets acquired
in pooling of interest                               661
Stock issued for options and warrants,
related tax benefits and other                    14,156
							       -------------------
Balance at October 31, 1997             $        115,074
								    ====================


6.   REVENUE RECOGNITION

Most of the Company's products are standard hardware and software configurations which are developed according to internally generated product specifications. Generally, product revenues are recognized at the time the standard hardware and/or software is shipped, collection is probable and no significant post shipment obligations remain. Products shipped for customer trials are carried in finished goods inventory until customer acceptance is obtained, at which time revenue is recognized. Installation fees are recognized when products are installed. Revenue from sales-type leases and the associated cost of revenue is recognized upon shipment of the equipment to customers. Interest income is recognized over the life of the sales-type lease. Rental income on equipment under operating leases is recognized ratably over the lease term, and the related equipment is depreciated over its estimated useful life. Maintenance revenue is recognized ratably over the term of the maintenance contract.
				       -8-

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


7.      SALE OF JOINT VENTURE

As of May 31, 1997, the Company sold its 30% share in the Brazil joint venture it had established in fiscal 1996 to its joint venture partner. Upon completion of the sale, the Company recorded the purchase price, net of imputed interest, as a note receivable. No gain or loss has been recognized on this transaction.


8.      CUSTOMER DISPUTE

The Company is engaged in a dispute with one of its customers, Sprint PCS ("Sprint"), regarding product and software deliverables and performance under agreements against which approximately $26 million has been invoiced. Sprint has purported to terminate its agreements with the Company and refused to pay the balance due of approximately $19 million. Of this outstanding balance, a significant portion has not been recognized as revenue and, as a result, is not included in the Company's account receivable balance. The Company believes it has established adequate reserves to cover any exposure associated with this dispute. The Company believes that Sprint's assertions are without merit and that the unpaid amounts are due and owing. The Company has discussed the dispute with Sprint but no resolution has yet been reached. The agreements between the Company and Sprint require that disputes be submitted to binding arbitration if not resolved by mutual agreement. Although the Company believes that its position has merit, there can be no assurances the outcome will not have a material adverse effect on the Company.

9.      INCOME TAXES

The effective tax rate for the three months ended October 31, 1997 (before the effect of the AT&T warrant exercise) and 1996 was 35%. During the second quarter of fiscal 1998, the Company realized and recognized a one time tax benefit of $3,976,000 associated with the July 30, 1997 exercise of 981,760 warrants by AT&T based upon management's determination that the realization of this tax benefit was more likely than not. No benefit has been recognized for unexercised warrants. The tax benefit associated with future exercises of warrants by AT&T is contingent upon the timing of the exercise of the warrants and the stock value at that time. The Company expects its normal tax rate to remain at approximately 35% throughout the remainder of fiscal 1998.


10.     MERGER WITH COMVERSE TECHNOLOGY, INC.

On August 21, 1997, the Company announced that it had agreed to merge with Comverse Technology, Inc. ("Comverse") in a stock merger in which each outstanding share of Common Stock of the Company would be converted into .65 shares of Common Stock of Comverse. The merger is subject to approval by the stockholders of the Company and Comverse and various other conditions, and is expected to be completed in early 1998. The merger of the companies may result in duplicate facilities or distribution channels and other relationships which could result in adjustments or write-offs upon the completion of the merger to the carrying value of certain assets.

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

Results of Operations

Three months Ended October 31, 1997 versus Three Months Ended October 31, 1996

Net Sales
Revenues for the third quarter of fiscal year 1998 were $68,606,000 versus $52,818,000 for the prior year period, an increase of $15,788,000, or 30%.
North American revenues, generated by sales to Regional Bell Operating Com-panies, long distance carriers, and other network operators, were approximate-ly $18,111,000, a decrease of $24,190,000, or 57%, compared to the prior year period. North American revenues decreased to 26% of total revenues versus 80% in the prior year due primarily to changes in customers buying patterns relating to their deployment of services. International revenues for the third quarter were $50,495,000, an increase of $39,978,000, or 380%, over the prior year period. International revenues increased primarily due to higher volume from the Company's existing Pacific Rim, Australian and Brazilian customers. International revenues comprised 74% of total third quarter fiscal 1998 revenues versus 20% in the prior year period.

Gross Profit
Gross profit for the third quarter of fiscal 1998 increased over the correspond-ing prior year period by $15,266,000, or 56%, to $42,363,000. As a percentage of revenues, gross profit was approximately 62% for the three months ended October 31, 1997 compared to approximately 51% for the comparable prior year period. The increase in gross profit as a percentage of revenues was due primarily to the shipment of larger systems, a substantial volume of capacity upgrades, which traditionally have higher margins, and the completion of a significant software development project. Assuming a stabilization of prices with increased revenues, the Company anticipates that gross profit as a percentage of revenues will increase in fiscal 1998 compared to fiscal 1997, however, quarter to quarter changes may not be indicative of the trend for the year.
				     -11-

Research and Development Expenses
Research and development expenses were $17,173,000 for the third quarter of fiscal 1998 versus $10,067,000 for the prior year period. As a percentage of revenues, research and development expenses increased to 25% for the third quarter versus 19% for the prior year period. Excluding the effect of customer funding and certain reclassifications, gross research and development spending in the third quarter of fiscal 1998 increased $8,342,000, or 69%, over the prior year period primarily due to an increase in headcount required to support ongoing development projects. The Company expects to continue to make significant investments in research and development, including research and development required under certain recent customer contracts. The Company is also involved in research and development programs that are funded in whole or in part by its customers. Customer funding is recognized as a reduction to research and development expense as development activities occur. Customer funding offsets against expense for the third quarter of fiscal 1998 and 1997 were $1,236,000 and $1,123,000, respectively. In addition to customer funding offsets, the Company periodically defers expenditures incurred under long term custom modification contracts. Expenditures associated with long term custom modification contracts that were deferred and /or classified as cost of revenues for the third quarter 1998 and 1997 amounted to $1,958,000 and $835,000, respectively. Deferred expenditures of $1,032,000 at October 31, 1997 are included in prepaid expenses and other current assets and will be recognized in cost of sales as the associated revenue is recognized.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the third quarter were $13,536,000 versus $10,107,000 for the prior period. As a percentage of revenues, these expenses increased from 19% in the prior year period to 20% in the third quarter of fiscal 1998 due primarily to a significant increase to the reserve for sales allowances as a result of a higher level of gross accounts receivable, as well as increased staffing to support the overall growth of the Company's business.

Interest Expense, net
Interest income for the quarter increased by $152,000 to $271,000 at October 31, 1997 due primarily to higher average cash balances. Interest expense for the third quarter increased by $271,000 to $603,000 as a result of borrowings against the Company's line of credit and interest associated with the sale of $18.0 million of accounts receivable in the second quarter. The Company expects to continue to borrow against its line of credit in the future and incur interest expense that is higher than past periods.

Other Expense
Other expense decreased $194,000 to $102,000 for the three months ended October 31, 1997 due primarily to the Company's share of a loss by the Joint Venture in Brazil and a loss on the disposal of fixed assets that were incurred in the three months ending October 31, 1996, but not incurred in the three months ending October 31, 1997.

Provision for Income taxes
The effective tax rate for the three months ended October 31, 1997 and 1996 was 35%. The Company expects the tax rate to remain at approximately 35% throughout the remainder of fiscal 1998.

Results of Operations

Nine months Ended October 31, 1997 versus Nine Months Ended October 31, 1996

Net Sales
Revenues for the nine months ended October 31, 1997 were $198,342,000 versus $130,024,000 for the prior year period, an increase of $68,318,000, or 53%. North American revenues, generated by sales to Regional Bell Operating Com-panies, long distance carriers, and other network operators, were approximate-ly $91,905,000, an increase of $2,603,000, or 3%, over the prior year period. North American revenues decreased to 46% of total revenues versus 69% in the prior year due primarily to changes in customers buying patterns relating to their deployment of services. International revenues for the first nine months of fiscal 1998 were $106,437,000, an increase of $65,715,000, or 161%, over the prior year period. International revenues increased primarily due to higher volume from the Company's existing Pacific Rim, Australian and Brazilian customers. International revenues comprised 54% of revenues for the first nine months of fiscal 1998 revenues versus 31% in the prior period.

Gross Profit
Gross profit for the first nine months of fiscal 1998 increased over the corresponding prior year period by $50,821,000, or 76%, to $117,956,000.
As a percentage of revenues, gross profit was approximately 59% for the nine months ended October 31, 1997 compared to approximately 52% for the comparable prior year period. The increase in gross profit as a percentage of revenues was due primarily to an increase in the number of larger systems shipped as well as a higher volume of capacity upgrades, which traditionally have higher margins, and the completion of a significant software development project. Assuming a stabilization of prices with increased revenues, the Company anticipates that gross profit as a percentage of revenues will increase in fiscal 1998 compared to fiscal 1997, however, quarter to quarter changes may not be indicative of the trend for the year.

Research and Development Expenses
Research and development expenses were $45,270,000 for the nine month period ended October 31, 1997 versus $25,345,000 for the prior period. As a percentage of revenues, research and development expenses increased to 23% for the first nine months of fiscal 1998 versus 19% for the prior year. Excluding the effect of customer funding and certain reclassifications,gross research and development spending in the first nine months of fiscal 1998 increased $24,404,000, or 78%, over the prior year period primarily due to an increase in headcount required to support ongoing development projects. The Company expects to continue to make significant investments in research and development, including research and development required under certain recent customer contracts. The Company is also involved in research and development programs that are funded in whole or in part by its customers. Customer funding is recognized as a reduction to research and development expense as development activities occur. Customer funding offsets against expense for the first nine months of fiscal 1998 and 1997 were $4,863,000 and $3,204,000, respectively. In addition to customer funding offsets, the Company periodically defers expenditures incurred under long term custom modification contracts. Expenditures associated with long term custom modification contracts that were deferred and /or classified as cost of revenues for the first nine months of fiscal 1998 and 1997 amounted to $5,756,000 and $2,933,000, respectively. Deferred expenditures of $1,032,000 at October 31, 1997 are included in prepaid expenses and other assets and will be recognized in cost of sales as the associated revenue is recognized.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the nine month period ended October 31, 1997 were $41,255,000 versus $27,133,000 for the prior period. As a percentage of revenues, these expenses remained constant at 21% from the comparable prior year period. Marketing, general and administrative expenses increased $14,122,000 versus the prior year period due primarily to a significant increase in the reserve for sales allowances as a result of a higher level of gross accounts receivable, a customer dispute as referenced in Note 8 to the Consolidated Financial Statements, as well as increased staffing to support the overall growth of the Company's business.


Interest Expense, Net
Interest income for the nine months ended October 31, 1997 increased by $216,000 to $686,000 due primarily to higher average cash balances. Interest expense for the first nine months of fiscal 1998 increased by $577,000 to $1,362,000 as a result of borrowings against the Company's line of credit and the sale of receivables without recourse during the quarter ended July 31, 1997. The Company expects to continue to borrow against its line of credit in the future and incur interest expense that is higher than past periods.

Other Expense, Net
Other expense decreased $508,000 to $308,000 for the nine months ended
October 31, 1997 due primarily to the Company's share of a loss by the Joint Venture in Brazil and a loss on the sale of fixed assets that were incurred in the nine months ending October 31, 1996, but not incurred in the nine months ending October 31, 1997.


Provision for Income Taxes
The effective tax rate for the nine months ended October 31, 1997 (before the effect of the AT&T warrant exercise) and 1996 was 35%. During the second quarter of fiscal 1998, the Company realized a one time tax benefit of $3,976,000 associated with the July 30, 1997 exercise of 981,760 warrants by AT&T. The Company determined that the realization of this tax benefit became more likely than not during the second quarter of fiscal 1998. No benefit has been recognized for unexercised warrants. The tax benefit associated with future exercises of warrants by AT&T is contingent upon the timing of the exercise of the warrants and the stock value at that time. The Company expects its normal tax rate to remain at approximately 35% throughout the remainder of fiscal 1998.

Liquidity and Capital Resources
The Company has funded its operations during fiscal 1998 primarily through the sale of accounts receivable without recourse, its bank lines of credit, and stock issuance activities. At October 31, 1997 and January 31, 1997, the Company had available cash and cash equivalents of $15,934,000 and $14,032,000, respectively, and working capital of $85,438,000 and $40,411,000, respectively. The Company increased its revolving credit facility with two banks from $35,000,000 to $60,000,000. Borrowings are collateralized by the Company's accounts receivable and inventories and bear interest at the prime rate (8.5% at October 31, 1997) or the LIBOR rate plus
175 basis points. The credit facility is scheduled to expire on July 17, 1999. This revolving credit facility also has a 1/2 of 1% annual commitment fee on the unused portion. The facility contains quarterly covenants which, among other things, require the Company to maintain certain financial ratios, specified levels of equity and other restrictions. The Company had cash borrowings under its revolving credit facility of $9,500,000 outstanding at October 31, 1997. The Company also has available uncollateralized lines of credit for forward foreign exchange contracts with three banks. There were no outstanding balances on these lines of credit at October 31, 1997. From time to time, the Company grants its customers extended payment terms and, upon occasion, sells those accounts receivable without recourse. During the quarter ended July 31, 1997, the Company sold $18.0 million of receivables without recourse.

Net cash used in operating activities for the nine months ending
October 31, 1997 was $2,263,000.   In the nine months ending October 31, 1997,
net cash used in operating activities consisted primarily of an increase in accounts receivable of $41,893,000 and an increase in inventories of $7,847,000, offset by net income of $23,765,000 and depreciation and amortization of
$10,641,000.   The increase in accounts receivable is due to the granting of extended  payment terms and a large amount of revenue recognized at the end
of the quarter.   Inventory balances also increased at October 31, 1997 in
anticipation of meeting fourth quarter revenue demands.

Net cash used in investing activities for the nine months ending
October 31, 1997 was $18,260,000. This reflects primarily purchases of property and equipment of $18,535,000, consisting primarily of computer workstations and test equipment, as a result of increased headcount and growth of revenues.

Net cash provided by financing activities for the nine months ending
October 31, 1997 was $20,673,000. This includes net borrowings made under the revolving credit agreements of $9,500,000, and proceeds from exercise of common stock options of $10,867,000.

The Company believes that its cash and cash equivalents, along with cash generated from operations and unused credit facilities, will be sufficient to meet the Company's cash requirements and to fund operations at least through the next twelve months.


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

The international portion of the Company's business, which represented 54% of revenues for the first nine months of fiscal 1998, is subject to a number of inherent risks, including difficulties in building and managing international operations and international reseller networks, international service and support of the Company's products, difficulties or delays in translating products into foreign languages, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in international markets. Due to the competitive environment in the international marketplace, certain international customers may require longer payment terms resulting in greater difficulty in accounts receivable collection. In addition, while the Company's products are designed to meet the regulatory standards of foreign markets, any inability to obtain foreign regulatory approvals or to meet other required standards on a timely basis could have a material adverse effect on the Company's operating results.

While most of the Company's international revenues have been denominated in U.S. dollars, as a result of increased turbulence in the Asian currency markets, the Company anticipates that there may be increased pressure to denominate revenues in foreign currencies. To date, foreign currency fluctuations have not had a material adverse effect on the Company's operating results. While the Company has periodically engaged in hedging transactions to cover its currency translation exposure, the expected increase in international business may require the Company to engage in these types of transactions more frequently to mitigate the effect of foreign currency fluctuations.

Historically, the Company has operated with minimal backlog. As a result, revenues earned in any quarter will continue to be largely dependent on orders booked, built, and shipped in that quarter. Other factors that may impact the Company's ability to convert backlog into revenues for any given quarter are development efforts that may span several quarters, the ability to secure hardware components from single source suppliers and the fact that orders may be canceled or delivery schedules modified. The Company has also experienced a pattern of recording the majority of its quarterly revenues in the third month of the quarter.
				  -17-

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

    Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 for a description of certain legal proceedings (Civil Action Nos. 95-CV-7236, 95-CV-7295 and 95-CV-7317) commenced in the United States District Court for the Eastern District Court for Eastern District of Pennsylvania against the Company and certain of its current and former officers and directors alleging violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. On November 14, 1996, the United States District Court of the Eastern District
of Pennsylvania ordered the cases transferred to the United States District court for the District of Massachusetts. On January 19, 1997, the defendants filed a Motion to Dismiss on the grounds that the Amended Complaint fails to state a claim under the relevant sections of the Securities Exchange Act of 1934, and under the law as applied by the United States Court of Appeals for the First Circuit. Oral argument was held on the Motion to Dismiss and the Plaintiffs Reply to the Motion on March 20, 1997. At the time of the oral argument the court indicated that it expected to render a decision by August
1997, however, it has not yet done so.   Boston Technology and the defendants
continue to deny the allegations and will continue to contest these cases vigorously. The outcome of this lawsuit is neither probable nor estimable; accordingly, no loss provision has been made for this lawsuit.

On March 10, 1997, Syntellect Technology Corp. ("Syntellect") filed suit against the Company in District Court of Dallas County, Texas, Fourteenth Judicial District alleging a breach of contract involving a patent licensing agreement originally created by a predecessor of Syntellect. The suit by Syntellect seeks damages in an unspecified amount for alleged past royalties owed on the patent in question. Settlement negotioations are continuing and both parties are currently engaged in the discovery process. The outcome of this lawsuit is neither probable nor estimable; accordingly, no loss provision has been made for this lawsuit.

ITEM 2. Changes in Securities

Not applicable.

ITEM 3. Defaults upon Senior Securities

Not applicable.


ITEM 4. Submission of matters to Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits and Reports

(a)  Exhibits
     The exhibits listed in the Exhibits Index are filed as part of or included in this report.

(b)  Reports on Form 8-K
     Form 8-K was filed on August 27, 1997 to announce the merger between Comverse Technology, Inc. and Boston Technology, Inc.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Date:   November  25, 1997

					 BOSTON TECHNOLOGY, INC.


					 By: /s/ Carol B. Langer
					    ----------------------
					    Carol B. Langer
					    Senior Vice President of Finance,
					    Chief Financial Officer,
					    Treasurer and Secretary

EXHIBIT INDEX
Exhibit
Number                                   Title

*2                         Agreement and Plan of Merger between Comverse
					   Technology, Inc. and the Company

 4                         Agreement No. 2 to the Rights Agreement

11                         Statement Re:  Weighted Shares used in Computation
					   of Earnings per Share

27                         Financial Data Schedule

--------------------------

*    Incorporated by reference to the Company's Form 8-K filed August 27, 1997.